Form 10KSB
period 1995-12-31
BENCHMARK BANKSHARES INC
filed 1996-03-26
CIK 804563

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549


                         FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

      For the fiscal year ended December 31, 1995.

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

      For the transition period from ______________ to ______________.

Commission file number 000-18445.

                         Benchmark Bankshares, Inc.
               (Name of small business issuer in its charter)

                   Virginia                           54-1460991
State or other jurisdiction of incorporation or    (I.R.S. Employer
               organization                         Identification No.)

           100 South Broad Street
            Kenbridge, Virginia                         23944
      (Address of principal executive offices)       (Zip Code)

Issuer's telephone number (804)676-8444.

Securities registered under Section 12(b) of the Exchange Act:  None

     Title of each class         Name of each exchange on
                                     which registered

_____________________________ _____________________________

_____________________________ _____________________________

  Securities registered under Section 12(g) of the Exchange Act:

            Common Stock, Par Value $.21 a share
                      (Title of Class)

              ________________________________
                      (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.  $2,209,199

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $22,353,754

     Note: If determining whether a person is an affiliate which involves an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by nonaffiliates on the basis of reasonable assumptions, if the assumptions are stated.

               (ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] Yes  [ ] No

         (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       As of March 15, 1996, there were 1,442,177.689
             shares outstanding of Common Stock.

             DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1993 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     Proxy and information statement for the 1995 Annual Stockholders' Meeting,
Part III 14(c)10

     Transitional Small Business Disclosure Form (Check One):
          [  ] Yes  [X] No

PART I

ITEM I    BUSINESS

Benchmark Bankshares, Inc.

     Benchmark Bankshares, Inc. ("The Company"), formerly Lunenburg Community Bankshares, Inc., is a bank holding company incorporated under the laws of the Commonwealth of Virginia on March 7, 1986. The Company became a one bank holding company under the Bank Holding Company Act of 1956 on January 1, 1987 subsequent to its acquiring all of the issued and outstanding shares of The Lunenburg County Bank's, now Benchmark Community Bank ("The Bank"), common stock. The Company does not own or operate any other businesses.

     At December 31, 1995, the Company and its subsidiary employed 64 full-time and 10 part-time persons.

Benchmark Community Bank

     The Bank opened for business on September 8, 1971 under its original name of The Lunenburg County Bank. It started business in temporary quarters and in 1974 moved to its present location at 100 South Broad Street, Kenbridge, Virginia 23944. The Bank opened its first branch office in the town of Victoria also in Lunenburg County in 1974. In 1989, the Bank expanded its branch system to include two offices in adjacent counties. In June of 1989, the Bank opened a full service branch in Farmville, Prince Edward County, and in September of 1989 opened a full service branch in South Hill, Mecklenburg County. In March of 1993, the Bank opened its fifth full service office which became its second Farmville location. Currently, a sixth full service office is under construction in Crewe, Nottoway County. All banking locations are within the State of Virginia.

     The Bank offers a wide range of banking and related financial services to individuals and small to medium ranged businesses. The services offered are in the form of checking, savings accounts, NOW and money market accounts, certificates of deposit, business loans, personal loans, mortgage loans, and other consumer oriented financial services including IRA's, safe deposit, drive-up, and night depository facilities. The Bank does not offer any trust services.

Competition

     The Bank encounters strong competition for its banking services within its primary market area. There are six commercial banks actively engaged in business in the market area, including five major statewide banking organizations. The Bank is the only community bank actively engaged in business in Mecklenburg and Lunenburg Counties, and one of two such banks in the Town of Farmville, and Prince Edward County. Finance companies, mortgage companies, credit unions, and savings banks also compete with the Bank for loans and deposits. In addition, in some instances, the Bank must compete for deposits with money market mutual funds that are marketed nationally.

Supervision and Regulation

     The summaries of statutes and regulations included in the information provided below, do not purport to be complete and are qualified in their entirety by reference to the pertinent statutes and regulations.

     The Company is subject to the Bank Holding Company Act of 1956. As such, the Company is required to file with the Federal Reserve Board annual reports and other information regarding the business operations of itself and its subsidiaries, and is subject to examination by the Federal Reserve Board.

     A bank holding company is required to obtain Federal Reserve Board approval prior to acquiring ownership or control of the voting shares of any bank if, after the acquisition, it would own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of the bank. A bank holding company is, with limited exceptions, prohibited from acquiring ownership or control of voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking, managing or controlling banks or furnishing services to or performing services for subsidiary banks. The Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has determined that certain activities are closely related to banking, including making loans that would be made by mortgage, finance, credit card or factoring companies; acting as an investment or financial advisor; performing the functions of a trust company; providing certain data processing services; leasing certain personal property; and acting as an insurance agent or broker for insurance directly related to the extension of credit or other financial services. Although, a bank holding company may file an application for approval of other nonbanking activities involved in a particular case, the Federal Reserve Board has stated that, at present, permissible nonbanking activities do not include real estate brokerage and syndication, land development, property management, underwriting, operation of savings and loan associations, management consulting, or industrial development corporations.

     A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company's banking subsidiaries are located unless the acquisition is specifically authorized by the statutes of the state in which the bank to be acquired is located.
Further, a bank holding company and its subsidiaries generally may not extend credit, lease or sell property, or furnish any services on the condition that the customer obtain or provide some additional credit, property or services from or to the bank holding company or its subsidiaries, or that the customer obtain some other credit, property or services from a competitor.

Bank Supervision and Regulation

     The Bank is a member of the Federal Reserve System and is subject to regulation and supervision, of which regular bank examinations are a part, by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank as are all state member banks. The Bank by virtue of its Federal Reserve membership qualifies for Federal Deposit Insurance Corporation (FDIC) insurance coverage of up to a maximum of $100,000 per depositor. For the deposit insurance protection, the Bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC. The Company is an "affiliate" of the Bank, and that status imposes restrictions on loans by the Bank to the Company, on investment by the Bank in the Company and on the use of Company stock or securities as collateral security for loans by the Bank to any borrower. The Company is also subject to certain restrictions on its engaging in the business of issuing, floatation, underwriting, public sale, and distribution of securities.

Government Monetary Policies and Economic Controls

     The monetary policies of regulatory authorities, most notably the Federal Reserve Bank, have a significant effect on the operating results of bank holding companies and banks. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions. These policies have a significant influence on the overall growth and distribution of bank loans, investments and deposits, and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future; however, the Company and its subsidiary bank are unable to predict the specific nature or extent of these effects on their business and earnings.

Restrictions

Dividends

     The Bank, which is the sole subsidiary of the Company, is subject to dividend restrictions as set forth in the Laws of Virginia Relating to Banking and Finance in Section 6.1-56. As of December 31, 1995, there was $9,315,169 in retained earnings upon which dividends may be charged.

Investments

     As required by the Virginia Security for Public Deposits Act, the Bank has pledged $3,216,152 of its investment portfolio to safeguard state and local municipalities' deposits as of December 31, 1995.

     By virtue of the Bank holding deposits for the federal government, it is subject to Section 31CFR202 of the Code of Federal Regulation which requires, in part, the collateralization of federal deposits. As of December 31, 1995, the Bank had $494,848 pledged towards these types of deposits.

     The Bank is required by Section 19 of the Federal Reserve Act to maintain a certain level of reserves consisting of cash and other liquid assets in proportion to types of deposit accounts held. At year-end 1995, the Bank's vault cash met the statutory requirement so designated by the Act.

     As of December 31, 1995, the Bank had entered into an independent depository relationship that requires collateralization of deposits.
Currently, $995,964 of its investment portfolio are pledged towards these types of deposits.

Anti-Takeover Provisions

     The Articles of Incorporation and By-Laws of the Company contain certain anti-takeover provisions. Said provisions provide (i) for division of the Board of Directors into three classes, with one class elected each year to serve a three year term; (ii) that directors may be removed only upon the affirmative vote of the holders of 80% of the outstanding voting stock;
(iii) that any vacancy on the Board may be filled by the remaining directors;
(iv) that advance notification is required for a shareholder to bring business before a shareholders' meeting or to nominate a person for election as a director; and (v) that the affirmative vote of the holders of 80% of the outstanding voting stock is required to alter, amend, or repeal the foregoing provisions.

     The Articles also contain a "fair price" provision that requires the affirmative vote of the holders of 80% of the outstanding voting stock as a condition for certain mergers or business combinations, unless the transaction is either approved by a majority of the disinterested directors or certain minimum price and procedural requirements are met.

     The foregoing provisions of the Articles and By-Laws are intended to prevent inequitable shareholder treatment in a two-tier takeover and to reduce the possibility that a third party could effect a sudden or surprise change in majority control of the Board of Directors without the support of the incumbent Board, even if such a change were desired by or would be beneficial to a majority of the Company's shareholders. Such provisions may have the effect of discouraging certain unsolicited tender offers for the Company's capital stock and, at the same time, may provide for a continuation of current Company's philosophy and leadership style.

Limitation on Liability

     The Company's Articles of Incorporation provide, in part in accordance with the provisions of a recent amendment to the Virginia Stock Corporation Act (the "Act"), that in every instance permitted by the Act, the liability of a director or officer of the Company for monetary damages arising out of a single transaction, occurrence or course of conduct shall be limited to one dollar. This limit on damages does not apply in the event of willful misconduct or a knowing violation of the criminal law or any Federal or state securities law. The limitation does not change or eliminate a director's or officer's duty of care to the Company; it only eliminates, in certain circumstances, monetary damages occasioned by a breach of that duty. It should also be noted that such limitation of liability in no way limits or otherwise affects liability for the violation of, or otherwise relieves the Company or its directors or officers from the necessity of complying with, the Federal or state securities laws.

Indemnification

     The Articles of Incorporation of the Company mandates indemnification of directors and officers as a result of liability incurred by them in proceedings instituted against them by third parties, or by or on behalf of the Company itself, relating to the manner in which they have performed their duties unless they have been guilty of "willful misconduct or a knowing violation of the criminal law" in the performance of their duties. The indemnification provision is consistent with another recent amendment to the Corporation Act. Thus, the protection of the proposed amendment will extend to grossly negligent conduct, but not to willful misconduct.

     The Company's Board of Directors is authorized to contract in advance to indemnify any director or officer and to indemnify or contract in advance to indemnify other persons including directors and officers of subsidiaries and employees and agents of the Company and its subsidiaries, to the same extent that it is required to indemnify directors and officers of the Company.

     The Act and the Company's Articles of Incorporation permit the advancement of expenses incurred by a director or officer in a proceeding.

     The Company has entered into indemnification agreements with each of its directors and officers, entitling them to (i) indemnification to the full extent permitted by the Act, and (ii) reimbursement of all expense advancements, including attorneys' fees, paid or incurred in connection with any claim relating to any indemnifiable event.

Executive Officers

     For information concerning the Executive Officers of the Company, refer to
Part III, Item 10 found in this report.

ITEM 2    PROPERTY

     The main office of the Bank, which is owned by the Bank, consists of three contiguous buildings. The combined office is a two-story building of masonry construction and contains approximately 6,200 square feet of space on the first floor, all of which is used for a full service banking operation, including five teller windows, loan offices, and customer service for Kenbridge, as well as the bookkeeping and computer operations for the entire bank. There is approximately 5,800 square feet on the second floor which is currently being remodeled to house the expanding operation department needs. Additionally, there is an adjacent, but separate, three-lane drive-up facility located just behind the office.

     The Victoria branch office, also owned by the Bank, was constructed in 1982 and contains approximately 2,500 square feet of floor space. It houses four teller windows and has a drive-up window which serves two lanes of traffic.

     The Farmville branch office, which opened in June of 1989, contains approximately 1,500 square feet of floor space, and is a leased facility. The Bank is currently in the sixth year of the lease agreement which originally called for a three year rental period with the option to lease three additional one-year periods with the rental payments not to exceed $1,200 per month. The current monthly lease amount as of December 31, 1995 was $1,050. This amount can be reviewed in June of 1996. The office contains three teller windows. Currently, the office has no drive-up window.

     The South Hill office, which opened for business in September, 1989, is also housed in a leased facility. During the year, the Bank renegotiated its lease to extend the agreement to June 30, 2000. The lease provides for renewal options of twelve month periods for an additional five years. The current monthly lease amount as of December 31, 1995 was $1,250. This amount can be renegotiated in June of 1996. This office contains approximately 2,500 square feet of floor space and operates four teller windows, plus a drive-up window which serves two lanes of traffic.

     On March 9, 1993, the Bank opened a second office on Milnwood Road south of Farmville. The office is a two story structure of modern design. The first floor contains 3,967 square feet and provides space for the operation of three loan offices, four lobby tellers, a large customer lobby and new accounts area, a three lane drive-up, and an employee break room. The branch office's second floor has 2,240 square feet of space available for future expansion.

ITEM 3       LEGAL PROCEEDINGS

     None

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
             MATTERS

Market for Common Stock

     The Company's stock is listed and quoted daily in the Virginia Over the Counter Section. This information is supplied daily by the National Association of Security Dealers to Virginia Newspapers.

     The following table sets forth information concerning the market price of the stock since its initial listing:

                                  Bid Price
                               of Common Stock

                               1995

                            First Quarter    13.50
                            Second Quarter   14.00
                            Third Quarter    13.75
                            Fourth Quarter   14.00

                               1994

                            First Quarter    13.00
                            Second Quarter   14.50
                            Third Quarter    15.50
                            Fourth Quarter   15.25

                               1993

                            First Quarter    19.50
                            Second Quarter   20.00
                            Third Quarter    20.25
                            Fourth Quarter   23.00

                               1992

                            First Quarter     9.25
                            Second Quarter   10.25
                            Third Quarter    12.50
                            Fourth Quarter   17.50

                               1991

                            First Quarter     9.00
                            Second Quarter    9.00
                            Third Quarter    10.00
                            Fourth Quarter    9.25

     During 1995, the Company declared a $.15 per share semi-annual dividend in June and $.20 per share semi-annual dividend in December. The semi-annual dividends declared in 1994 amounted to $.13 per share in June and $.15 per share in December.

     As of December 31, 1995, there were 793 stock certificates issued to holders of record as compared to 744 stock certificates for the same period in 1994.

Related Security Matters

     Article III, Section 1 of the Articles of Incorporation of the Company authorize the issuance of 200,000 shares of a preferred class stock with a par value of $25.00. Except to the extent to which the Board of Directors shall have specified voting power with respect to the Preferred Stock of any series and except as otherwise provided by law, the exclusive voting power shall be vested in the Common Stock. The dividends of the preferred stock shall have a fixed rate of dividends if and when declared by the Board of Directors. Such dividends shall be cumulative.

     As of December 31, 1995, there has been no issuance of preferred stock as authorized in the Articles of Incorporation.

ITEM 6       SELECTED FINANCIAL DATA - BENCHMARK BANKSHARES, INC.

                                              Years Ended December 31,
                                       1995     1994    1993    1992     1991
                           (In thousands of dollars, except per share amounts.)

Interest income                       11,182   9,279    8,551   7,856    6,940
Interest expense                       5,401   3,983    3,644   3,750    3,835
Net interest income                    5,781   5,296    4,907   4,106    3,105
Provision for loan losses                188     163      252     367      299
Other operating revenue                  602     532      533     316      248
Other operating expense                3,048   2,857    2,679   2,166    1,923
          Income Before Income Taxes   3,147   2,808    2,509   1,889    1,131
Income taxes                             938     833      780     601      353
Net Income                             2,209   1,975    1,729   1,288      778

Per Share Data (1) (2)
   Net income                           1.54    1.39     1.23    0.92     0.55
   Cash dividends declared              0.35    0.28     0.23    0.18     0.13

Balance Sheet Amounts
   (at end of period)
      Total assets                   135,364 115,306  102,903  88,529   71,455
      Total loans (3)                102,411  89,532   80,502  66,126   56,435
      Total deposits                 121,623 104,636   93,434  80,242   64,457
      Total equity                    12,501   9,861    8,691   7,279    6,238

Book value per share
  (at end of period) (2)                8.72    6.95     6.16    5.16     4.42

Selected Financial Ratios
   Net income to average equity        18.68   20.90    22.62   18.72    12.89
   Net income to average assets         1.74    1.80     1.77    1.58     1.18
   Loans to deposits (4)               85.06   86.43    87.03   83.25    88.24
   Primary capital to total assets
    (at end of period) (5)              9.62    9.57     8.06    8.98     9.35
   Net interest yield (6)               4.82    5.16     5.36    5.42     5.06
   Allowance for loan losses to loans
    (at end of period) (7)              1.00    1.00     1.00    1.00     0.78
   Non-performing loans to loans
    (at end of period) (8)              0.66    0.88     0.43    0.11     0.47
   Net charge-offs to average
     loans (4)                          0.05    0.09     0.13    0.22     0.13

(1)  Average shares outstanding.
(2) 1990 through 1993 adjusted for two for one stock split occurring on January 17, 1994. Beginning with 1994, equity includes the net of tax impact of unrecognized gains (losses) in the securities portfolio classified as available for sale.
(3) Total loans net of unearned discount on installment loans and reserve for loan losses.
(4) For purposes of this ratio, loans represent gross loans less unearned interest income.
(5) Equity exclusive of unrealized securities losses plus allowance for loan loss less the deferred taxes related to loan losses to assets.
(6)  Net interest income to total average earning assets.
(7) The difference of gross loans minus unearned interest income divided into the allowance for loan losses.
(8) Nonperforming loans are loans accounted for on a nonaccrual basis and loans which are contractually past due 90 days or more. Average loans are gross average loans minus the average unearned interest income.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
          FINANCIAL CONDITIONS

     This section of the report should be read in conjunction with the statistical information, financial statements and related notes, and the selected financial data appearing elsewhere in the report. Since the Bank is the only subsidiary of the Company, all operating data will be referred to in this discussion as that of the Bank.

A Comparison of 1995 versus 1994

Results of Operations and Financial Conditions

     Net income of $2,209,199 in 1995 increased $234,566 or 11.88% from net income of $1,974,633 in 1994. Earnings per share of $1.54 in 1995 increased $.15 or 10.79% from earnings per share of $1.39 in 1994.

     The Bank experienced another record earnings year in 1995. The rise in income is a direct result of increased resources (earning assets) funded in part from an increased deposit base and a restructuring of liquid assets. During the year, gross loans less unearned interest income increased $13,011,067 or 14.39%, and investments, including federal funds sold, increased $6,278,866 or 33.57%. These assets were primarily funded by deposits which increased $16,986,146 or 16.23%. The remaining funding for earning assets was provided by current period earnings.

     In 1995, the Bank achieved a return on average assets of 1.74% as compared to a 1.80% return on average assets in 1994. While the rate of return was strong once again, it was lower than the previous year as the Bank's interest rate spread was reduced due to market trends.

     The year ended 1995 reflected a decrease in return on equity as net income to average equity amounted to 18.68% as compared to the 1994 level of 20.90%. This decrease resulted from equity increasing through the sale of stock at a greater rate than income grew.

Net Interest Income

     Net interest income of $5,780,636 in 1995 reflected an increase of $484,974 or 9.16% over net interest income of $5,295,662 in 1994.

     Total interest income of $11,181,733 in 1995 showed an increase of $1,902,961 or 20.51% over total interest income of $9,278,772 in 1994. Total interest expense of $5,401,097 in 1995 reflected an increase of $1,417,987 or 35.60% over total interest expense of $3,983,110 in 1994.

     The increase in interest income resulted from strong customer loan demand throughout the trade area. The loan demand volume as discussed above allowed the Bank to attain an average yield on loans less unearned discount of 9.50%.

     In order to fund the strong loan demand in 1995, the Bank competitively priced its deposit offerings. As noted above, the rate of deposits increase was greater than the rate of the loan increase. For an analysis of interest rate spreads, refer to Table C, Interest Rates Earned and Paid.

Loans

     The Bank utilizes the following types of loans in servicing the trade area:

                     Commercial (Time and Demand)  30.63%
                     Consumer (Installment)        19.68
                     Real Estate (Construction)     2.86
                     Real Estate (Mortgage)        46.83

     These types of loans have traditionally provided the Company with a steady source of quality interest-earning assets. The maturities of these loans range from commercial loans maturing in less than one year to installment credits that may exceed three years. The mortgage loans which represent 46.83% of the portfolio are typically fifteen year payback loans with three year balloon options. By setting maturities of loans for a short-term, the Company can effectively manage its asset/liability match, as most deposit accounts mature in one year or less.

Allowance for Loan Losses

     The 1995 year ending level of the allowance for loan losses amounted to $1,037,344. This amount represented an increase of $132,205 or 14.61% over the 1994 level of $905,139. During 1995, the gross loan portfolio increased
14.25% as the Bank capitalized on a favorable interest rate market to secure quality loans. While loans collateralized by real estate represented a majority of the loans, and the Bank's loan loss experience continued to be low, management elected to increase the allowance position due to a combination of loan growth and the general economic condition of the trade area. As of the year-end 1995, the Bank's allowance for loan losses represented 1.00% of gross loans.

     During 1995, the Bank's loan loss ratio continued to be low as the ratio of net loan losses to average loans was .06% resulting from losses exceeding recoveries by $56,096. At year-end, management feels the allowance for loan losses is adequate. As the loan portfolio grows in 1996, further provisions to supplement the allowance balance will be made on a periodic basis.

Non-Interest Income and Non-Interest Expense

     Total non-interest income, i.e., fees charged for customer services and gains on sales of investments, for 1995 was $602,543. This represents an increase of $71,141 or 13.39% over the 1994 level of $531,402. The increase was directly related to fees charged on a growing customer base.

     Total non-interest expense in 1995 of $3,047,401 reflects an increase of $190,710 or 6.68% over the 1994 level of $2,856,691. The increase resulted from normal increases in operations and salaries and benefits, as the Bank's customer base continued to grow.

Premises and Equipment

     The Company's premises and equipment increased $445,607 before depreciation during the year. At year-end, the Company was in the process of constructing a new full service branch in the Town of Crewe. The office will have approximately 2,500 square feet of floor space. The branch building will feature three teller windows in the lobby, as well as two loan offices. The plans also call for a three lane drive-up facility and one automatic teller machine. As of December 31, 1995, the Company has capitalized $351,377 in cost related to the new branch and has signed commitments of $427,620 related to the completion of the branch. The Company anticipates opening the new facility in the second quarter of 1996.

       Increase in Capitalized Premises and Equipment
                  (in thousands of dollars)

                                             Equipment,
                                           Furniture, and   Leasehold
Office/Area           Land     Building       Fixtures      Improvements

Kenbridge                                     9,986
Victoria                                      7,135
Farmville                                     3,316
South Hill                                                   48,173
Farmville #2                      4,051      25,620
Building under
  construction        159,847   154,948      32,531
              Total   159,847   158,999      78,588          48,173

Federal Funds Sold and Purchased

     The 1995 year-end level of federal funds sold was $5,862,000. This level reflects an increase of $990,000 or 20.32% over the year ending 1994 level of $4,872,000. Federal funds sold are utilized as a short-term investment vehicle, as well as to provide liquidity. As of year-end 1995, federal funds sold as a percent of total assets increased to 4.33% as compared to 4.23% in 1994.

Securities

     Pursuant to guidelines established in FAS 115, the Company has elected to classify a majority of its current portfolio as securities available-for-sale. This category refers to investments that are not actively traded, but are not anticipated by management to be held to maturity. Typically, these types of investments will be utilized by management to meet short-term asset/liability management needs.

     For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains and losses are to be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. The impact of this unrealized gain on securities positively impacted shareholders' equity in the amount of $204,815, therefore, affecting the book value of the Company's stock. The book value per share of the stock inclusive of the FAS 115 adjustment was $8.72, while the book value per share would have been $8.58 if reported exclusive of the FAS 115 impact.

Off Balance Sheet Instruments/Credit Concentrations

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to facilitate the transaction of business between these parties where the exact financial amount of the transaction is unknown, but a limit can be projected. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. There is a fee charged for this service.

     As of December 31, 1995, the Bank had $112,500 in outstanding letters of credit all of which will mature during 1996. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer.

     At current year-end, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, and an unfunded business loan. The total amount of these commitments amounted to $11,169,506.

Concentrations

     The Bank has no concentrations of credit involving an individual borrower and his related interest. The Company does have a concentration in loan type in that a majority of the loan portfolio is secured by non-commercial real estate. Due to the subjectivity of the real estate market to the condition of the economy and sensitivity to interest rate fluctuation, there is an inherent risk; however, the Bank has, as a matter of policy, a loan-to-collateral percentage that allows for a level of decline in collateral value without affecting the quality of the loan. The Company confines its lending activities to within the state and more specifically its local geographic areas.

     The Bank has significant concentrations of deposits with other financial institutions with balances consisting mainly of daily federal funds sales and depository banking services with its correspondent bank. The deposits amounted to $9,226,237 as of December 31, 1995. Of this amount, $9,050,090 was in excess of FDIC insurance levels.

Liquidity

     The Bank's funding requirements are supplied by a wide range of traditional banking sources, including various types of demand, money market, savings, and certificates of deposits. Large certificates of deposit of $100,000 or more increased by $2,474,063 or 24.11% in 1995. These deposits currently represent 10.47% of the total deposit base. The Bank feels that the large certificates are more of a function of customer service than a competitive bid situation. The amount of these certificates of deposit maturing during 1996 is $6,467,404, while $6,267,000 matures between one and five years.

     A GAP analysis is presented in Table L. This analysis reflects the difference between maturing and repricing of interest earning assets and interest bearing liabilities. A positive gap indicates more assets are maturing than liabilities. Conversely, a negative gap indicates more liabilities mature than assets during a given period. Assets classified as immediately maturing are those assets which can be repriced or converted to cash immediately upon demand. Liabilities classified as immediately maturing are those which can be withdrawn on demand. The GAP analysis shows a net negative gap of $15,866,000 when immediately maturing interest bearing liabilities are deducted from immediately maturing interest earning assets.
The cumulative gap continues to decrease to a negative gap of $17,750,000 when comparing assets and liabilities maturing through the next three months; however, the cumulative gap shifts to a positive position of $6,055,000 for one to five years. The deficit gap results from the customer preference for short-term liquidity in the current period of fluctuating rates.

     The nature of the large gap deficit is an industry-wide situation that is typical of the banking industry where a bulk of the assets is financed by short-term deposits. To further compound the situation, Bank customers are continuing to invest in the short-term and request to borrow for a longer time as interest rates are increasing from historically low levels.

     The Bank is satisfied that it can meet the liquidity needs by utilizing three year balloon notes for real estate financing and a one year maturity for commercial loans This strategy, while not meeting exact liquidity needs on a dollar for dollar asset/liability mix, does provide a near match without sacrificing a positive interest rate spread.

     To compensate for the resultant mismatching of assets and liabilities, the Bank has invested in highly liquid investments. In the unlikely event of a liquidity hardship, these investments are available to be sold to fund assets currently being supported by deposit liabilities.

     Management feels that through the nature of the Bank's short-term loan maturities and high liquidity of its investment portfolio, the Bank can meet the short-term demand for funds by its depositors.

Capital Resources and Adequacy

     In the past, the Company has blended internally generated retained earnings with capital stock sales to maintain a strong capital position necessary to support future growth.

     During the year ended 1995, the Company continued to experience strong growth through the operation of the Bank. This growth led to record earnings for the Company and generated an additional $1,708,490 in capital through retained earnings. This activity, plus the net sale of $189,635 common stock through the dividend reinvestment plan, raised year-end capital exclusive of unrealized security gains net of tax effect to a level of $12,295,755 or a 18.26% increase over the 1994 year ending level of $10,397,630.

     The primary capital to total assets ratio grew to 9.62% as of December 31, 1994. This represents a five basis point increase from the 1994 year ending level. This amount is well above current industry standards. Refer to Item 14(d)(5) for additional capital ratio analysis. Due to the increased rate of earnings, its subsequent retention, and sale of common stock, the Company's capital position was strengthened despite significant total asset growth.

     Pursuant to regulations of the Federal Reserve Board, the Company is required to maintain certain minimum levels of capital in its Bank subsidiary. At December 31, 1995, the Bank maintained the following capital ratios:

                 Total Capital to Risk Weighted Assets          13.86%
                 Tier I Capital to Risk Weighted Assets         12.92%
                 Tier I Capital to Total Book Assets             9.03%

     These ratios exceed the minimum ratios required by regulatory authorities for the Bank to be considered well capitalized.

Inflationary Factors

     The Bank's earnings are greatly impacted by inflation and the actions of the Federal Reserve Board. The year 1995 saw relatively stable rates that resulted small increases; however, due to the competitive nature of the industry, the Bank experienced rising deposit rates in the same period that loan rates declined.

Lending and Funding Strategies

     The Bank relies on traditional sources of funding such as demand deposits, interest bearing checking, money market deposit accounts, savings accounts, and certificates of deposit for funding its activities. These funds are subsequently loaned to the local community, with the exception of cash and prudent liquidity needs. Traditionally, the Bank has experienced a strong loan demand.

     At year-end 1995, the loan-to-deposit ratio amounted to 85.06%. This represents a decrease of 1.37% over the year-end level of 1994, as the Bank attracted more deposit than loan growth.

Looking Forward

     The Company has experienced tremendous success in its operation since 1989 when it moved into two new market areas and raised additional capital. The capital provided a solid foundation upon which to grow by affording the Company a degree of aggressiveness in operation during a favorable economic climate for banks and banking services. This aggressiveness took the form of expansion and competitive pricing of services. Today, as the Company plans for tomorrow and beyond, it is faced with uncertain interest rate movement as evidenced by the recent action taken by the Federal Reserve Board; however, the Company continues to enjoy a strength in capital. Management plans to utilize this capital in a way that will increase market share without sacrificing quality of service to its customers.

A Comparison of 1994 versus 1993

Results of Operations and Financial Conditions

     Net income of $1,974,633 in 1994 increased $245,534 or 14.20% from net income of $1,729,099 in 1993. Earnings per share of $1.39 in 1994 increased $.16 or 13.01% from earnings per share of $1.23 in 1993.

     The Bank experienced another record earnings year in 1994. The rise in income is a direct result of increased resources (earning assets) funded in part from an increased deposit base and a restructuring of liquid assets. During the year, gross loans less unearned interest income increased $9,118,550 or 11.22%, and investments, including federal funds sold, increased $2,153,246 or 13.01%. These assets were primarily funded by deposits which increased $11,202,527 or 11.99%. The remaining funding for earning assets was provided by current period earnings.

     In 1994, the Bank achieved a return on average assets of 1.80% as compared to a 1.77% return on average assets in 1993. This increase results from a continued strong trade area demand for loans (and deposits) which allowed for an interest rate spread of 4.47% during the current year.

     The year ended 1994 reflected a decrease in return on equity as net income to average equity amounted to 20.90% as compared to the 1993 level of 22.62%. This decrease resulted from equity increasing through the sale of stock at a greater rate than income grew.

Net Interest Income

     Net interest income of $5,295,662 in 1994 reflected an increase of $389,033 or 7.93% over net interest income of $4,906,629 in 1993.

     Total interest income of $9,278,772 in 1994 showed an increase of $727,820 or 8.52% over total interest income of $8,550,952 in 1993. Total interest expense of $3,983,110 in 1994 reflected an increase of $338,787 or 9.30% over total interest expense of $3,644,323 in 1993.

     The increase in interest income resulted from strong customer loan demand throughout the trade area. The loan demand volume as discussed above allowed the Bank to attain an average yield on loans less unearned discount of 9.55%.

     In order to fund the strong loan demand in 1994, the Bank competitively priced its deposit offerings. As noted above, the rate of deposits increase was greater than the rate of the loan increase by .78%, as a result of the rising cost of funds in the marketplace. For a further analysis of interest rate spreads, refer to Table C, Interest Rates Earned and Paid.

Loans

     The Bank utilizes the following types of loans in servicing the trade area:

                        Commercial (Time and Demand)  27.59%
                        Consumer (Installment)        20.88
                        Real Estate (Construction)     1.94
                        Real Estate (Mortgage)        49.59

     These types of loans have traditionally provided the Company with a steady source of quality interest-earning assets. The maturities of these loans range from commercial loans maturing in less than one year to installment credits that may exceed three years. The mortgage loans which represent 49.59% of the portfolio are typically fifteen year payback loans with three year balloon options. By setting maturities of loans for a short-term, the Company can effectively manage its asset/liability match, as most deposit accounts mature in one year or less.

Allowance for Loan Losses

     The 1994 year ending level of the allowance for loan losses amounted to $905,139. This amount represented an increase of $88,632 or 10.86% over the 1993 level of $816,507. During 1994, the gross loan portfolio increased 11.19% as the Bank capitalized on a favorable interest rate market to secure quality loans. While loans collateralized by real estate represented a majority of the loans, and the Bank's loan loss experience continued to be low, management elected to increase the allowance position due to a combination of loan growth and the general economic condition of the trade area. As of the year-end 1994, the Bank's allowance for loan losses represented 1.00% of gross loans.

     During 1994, the Bank's loan loss ratio continued to be low as the ratio of net loan losses to average loans was .09% resulting from losses exceeding recoveries by $74,173. At year-end, management feels the allowance for loan losses is adequate. As the loan portfolio grows in 1995, further provisions to supplement the allowance balance will be made on a periodic basis.

Non-Interest Income and Non-Interest Expense

     Total non-interest income, i.e., fees charged for customer services and gains on sales of investments, for 1994 was $531,402. This represents a decrease of $1,633 or .31% over the 1993 level of $533,035. The decrease was directly related to security transactions, which reflected a decrease in gain of $30,821. This decrease resulted from a decline in the value of the Bank's security portfolio as interest rates generally rose throughout the year.

     Total non-interest expense in 1994 of $2,856,691 reflects an increase of $178,218 or 6.66% over the 1993 level of $2,678,473. The increase resulted from normal increases in operations and salaries and benefits, in addition to the fact that the second branch in Farmville was opened for the entire twelve months of 1994.

Premises and Equipment

     The Company's premises and equipment increased $52,686 before depreciation during the year. During the fourth quarter of 1993, the Company committed to purchase a .904 acre lot in the downtown area of the Town of Farmville in the proximity of the currently leased Farmville branch facility. It is the intention of the Company to construct a permanent full-service banking facility designed to replace the leased office. No date has been set as to when construction will begin; however, it is not anticipated to occur during 1995.

     Increase in Capitalized Premises and Equipment (1)
                  (in thousands of dollars)

                                             Equipment,
                                           Furniture, and     Leasehold
Office/Area           Land     Building       Fixtures        Improvements

Kenbridge                                        12
Victoria                              9          46
Farmville               5                         6
South Hill                                       10
Farmville #2                                      5
     Total              5             9          79

         The Company has no material capital expenditure commitments as of December 31, 1994.

(1) By branch including reclassification of construction in progress at year-end 1993.

Federal Funds Sold and Purchased

     The 1994 year-end level of federal funds sold was $4,872,000. This level reflects an increase of $1,928,000 or 65.49% over the year ending 1993 level of $2,944,000. Federal funds sold are utilized as a short-term investment vehicle, as well as to provide liquidity. As of year-end 1994, federal funds sold as a percent of total assets increased to 4.23% as compared to 2.86% in 1993.

Securities

     Effective January 1, 1994, the Company adopted FAS Statement 115, Accounting for Certain Investment in Debt and Equity Securities. Pursuant to guidelines established in FAS 115, the Company has elected to classify its entire current portfolio as securities available-for-sale. This category refers to investments that are not actively traded, but are not anticipated by management to be held to maturity. Typically, these types of investments will be utilized by management to meet short-term asset/liability management needs.

     For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains and losses are to be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. The impact of this unrealized loss on securities negatively impacted shareholders' equity in the amount of $536,352, therefore affecting the book value of the Company's stock. The book value per share of the stock inclusive of the FAS 115 adjustment was $6.94, while the book value per share would have been $7.32 if reported exclusive of the FAS 115 impact.

     FAS 115 may not be applied retroactively to prior years' financial statements and, accordingly, is reflected in the 1994 financial information presented in these financial statements. The securities information presented for 1993 is at cost adjusted for amortization of premiums and accretion of discounts computed by the straight-line method and recognized as adjustments to interest income.

Off Balance Sheet Instruments/Credit Concentrations

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to facilitate the transaction of business between these parties where the exact financial amount of the transaction is unknown, but a limit can be projected. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. There is a fee charged for this service.

     As of December 31, 1994, the Bank had $124,500 in outstanding letters of credit all of which will mature during 1995. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer.

     At current year-end, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, and an unfunded business loan. The total amount of these commitments amounted to $1,669,110.

Concentrations

     The Bank has no concentrations of credit involving an individual borrower and his related interest. The Company does have a concentration in loan type in that a majority of the loan portfolio is secured by non-commercial real estate. Due to the subjectivity of the real estate market to the condition of the economy and sensitivity to interest rate fluctuation, there is an inherent risk; however, the Bank has, as a matter of policy, a loan-to-collateral percentage that allows for a level of decline in collateral value without affecting the quality of the loan. The Company confines its lending activities to within the state and more specifically its local geographic areas.

     The Bank has significant concentrations of deposits with other financial institutions with balances consisting mainly of daily federal funds sales and depository banking services with its correspondent bank. The deposits amounted to $7,462,503 as of December 31, 1994. Of this amount, $7,262,503 was in excess of FDIC insurance levels.

Liquidity

     The Bank's funding requirements are supplied by a wide range of traditional banking sources, including various types of demand, money market, savings, and certificates of deposits. Large certificates of deposit of $100,000 or more increased by $2,046,179 or 24.91% in 1994. These deposits currently represent 9.81% of the total deposit base. The Bank feels that the large certificates are more of a function of customer service than a competitive bid situation. The amount of these certificates of deposit maturing during 1995 is $4,980,068, while $5,280,273 matures between one and five years.

     A GAP analysis is presented in Table L. This analysis reflects the difference between maturing and repricing of interest earning assets and interest bearing liabilities. A positive gap indicates more assets are maturing than liabilities. Conversely, a negative gap indicates more liabilities mature than assets during a given period. Assets classified as immediately maturing are those assets which can be repriced or converted to cash immediately upon demand. Liabilities classified as immediately maturing are those which can be withdrawn on demand. The GAP analysis shows a net negative gap of $9,973,000 when immediately maturing interest bearing liabilities are deducted from immediately maturing interest earning assets.
The cumulative gap continues to decrease to a negative gap of $18,863,000 when comparing assets and liabilities maturing through the next twelve months; however, the cumulative gap shifts to a positive position of $5,693,000 for one to five years. The deficit gap results from the customer preference for short-term liquidity in the current period of fluctuating rates.

     The nature of the large gap deficit is an industry-wide situation that is typical of the banking industry where a bulk of the assets is financed by short-term deposits. To further compound the situation, Bank customers are continuing to invest in the short-term and request to borrow for a longer time as interest rates are increasing from historically low levels.

     The Bank is satisfied that it can meet the liquidity needs by utilizing three year balloon notes for real estate financing and a one year maturity for commercial loans This strategy, while not meeting exact liquidity needs on a dollar for dollar asset/liability mix, does provide a near match without sacrificing a positive interest rate spread.

     To compensate for the resultant mismatching of assets and liabilities, the Bank has invested in highly liquid investments. In the unlikely event of a liquidity hardship, these investments are available to be sold to fund assets currently being supported by deposit liabilities.

     Management feels that through the nature of the Bank's short-term loan maturities and high liquidity of its investment portfolio, the Bank can meet the short-term demand for funds by its depositors.

Capital Resources and Adequacy

     In the past, the Company has blended internally generated retained earnings with capital stock sales to maintain a strong capital position necessary to support future growth.

     During the year ended 1994, the Company continued to experience strong growth through the operation of the Bank. This growth led to record earnings for the Company and generated an additional $1,577,604 in capital through retained earnings. This activity, plus the net sale of $128,905 common stock through the dividend reinvestment plan, raised year-end capital to a level of $10,397,630 or a 19.64% increase over the 1993 year ending level of $8,691,121.

     The primary capital to total assets ratio grew to 9.57% as of December 31, 1994. This represents an increase from the 1993 year ending level. This amount is well above current industry standards. Refer to Item 14(d)(5) for additional capital ratio analysis. Due to the increased rate of earnings, its subsequent retention, and sale of common stock, the Company's capital position was strengthened despite significant total asset growth.

     Pursuant to regulations of the Federal Reserve Board, the Company is required to maintain certain minimum levels of capital in its Bank subsidiary. At December 31, 1994, the Bank maintained the following capital ratios:

              Total Capital to Risk Weighted Assets       13.13%
              Tier I Capital to Risk Weighted Assets      12.62%
              Tier I Capital to Total Book Assets          8.86%

     These ratios exceed the minimum ratios required by regulatory authorities for the Bank to be considered well capitalized.

     To further strengthen the Company's capital position, the Board of Directors approved a dividend reinvestment plan for its stockholders in 1993. During the year ended December 31, 1994, capital increased $128,905 as a result of the stockholders' participation in the dividend reinvestment plan.

Inflationary Factors

     The year of 1994 will be remembered as a year of rising interest rates as the Federal Reserve's fiscal policies included several increases in the prime rate. The impact of this upward trend in interest rates was not fully reflected in the Company's financial results due to intermediate termed loans and deposits. These instruments which were contracted in a lower interest rate period actually caused the Company to have lower average interest revenues and interest cost. As these financial instruments mature and are replaced with instruments bearing higher interest rates, there will be additional pressure placed on the interest margin.

Lending and Funding Strategies

     The Bank relies on traditional sources of funding such as demand deposits, interest bearing checking, money market deposit accounts, savings accounts, and certificates of deposit for funding its activities. These funds are subsequently loaned to the local community, with the exception of cash and prudent liquidity needs. Traditionally, the Bank has experienced a strong loan demand.

     At year-end 1994, the loan-to-deposit ratio amounted to 86.43%. This represents a decrease of .6% over the year-end level of 1993. This slight decline reflects a maturing process as the two new offices in Farmville are generating additional deposit relationships to fund the credit needs in that particular market.

TABLE A.  COMPARATIVE SUMMARY OF EARNINGS

                                                 Years Ending December 31,
                                                 1995       1994      1993
                                     (In thousands of dollars except per share data.)

Interest Income
   Loans                                        9,697        8,283        7,594
   U. S. Government Securities                    416          350          454
   States and political subdivision securities    586          507          385
   Other securities                                 6            7            5
   Federal funds sold                             477          132          113
               Total Interest Income           11,182        9,279        8,551

Interest Expense
   Deposits
      Interest bearing checking                  559          567          585
      Savings                                    254          274          210
      Time                                     4,586        3,140        2,849
      Federal funds purchased and other            2            2            -
               Total Interest Expense          5,401        3,983        3,644

Net Interest Income                            5,781        5,296        4,907

Provision for Loan Losses                        188          163          252

               Net Interest Income After
               Provision for Loan Losses       5,593        5,133        4,655

Non-Interest Income
   Service charges on deposit accounts           342          310          285
   Other                                         257          201          196
   Net investment securities gains (losses)       (1)          21           52
   Gain on sale of other real estate               4            -            -
               Total Non-Interest Income         602          532          533

Non-Interest Expense
   Salaries                                    1,533        1,352        1,224
   Employee benefits                             359          300          277
   Occupancy expense                             146          154          144
   Other operating expense                     1,010        1,051        1,034
               Total Non-Interest Expense      3,048        2,857        2,679

Net Income Before Taxes                        3,147        2,808        2,509

Income Tax                                       938          833          780

               Net Income                      2,209        1,975        1,729

Per Share - Based on Weighted Average
   Net income                                   1.54         1.39         1.23*
   Average shares outstanding          1,433,224.361 1,417,252.02 1,410,508.00*

* Restated to reflect a two for one stock split effective January 17, 1994.

TABLE B.  AVERAGE BALANCE SHEETS

                                    (In thousands of dollars.)

                                     Years Ended December 31,
                                1995          1994            1993

                               Amount   %     Amount   %     Amount    %

Assets
   Cash and due from banks     3,614   2.85   3,085   2.81    3,604   3.68
   Investment securities      16,370  12.90  14,497  13.20   13,646  13.93
   Federal funds sold          8,206   6.47   3,216   2.93    3,216   3.28
   Loans                      95,314  75.12  85,859  78.14   74,625  76.16
   Bank premises and equipment 1,761   1.36   1,770   1.60    1,710   1.75
   Accrued interest            1,102   0.88     986   0.90      984   1.00
   Other assets                  526   0.42     465   0.42      192   0.20

         Total               126,893 100.00 109,878 100.00   97,977 100.00

Liabilities and Stockholders' Equity
   Deposits
      Demand                  20,902  16.47  18,446  16.79   15,874  16.21
      Savings and MMA         14,082  11.10  17,761  16.17   17,817  18.18
      Time                    79,267  62.47  63,567  57.86   56,025  57.18
   Accrued interest              526   0.41     372   0.34      331   0.34
   Other liabilities             289   0.23     282   0.26      286   0.29
   Stockholders' equity       11,827   9.32   9,450   8.58    7,644   7.80

         Total               126,893 100.00 109,878 100.00   97,977 100.00

TABLE C.  INTEREST RATES EARNED AND PAID (In thousands of dollars.)

                                   1995                   1994                      1993
                        Average           Yield/ Average           Yield/  Average           Yield/
                        Balance  Interest  Rate  Balance  Interest  Rate   Balance  Interest  Rate

Interest Earning Assets
  Investment securities   16,370    1,008 6.16%    14,497    863   5.96%   13,646        844  6.19%
  Federal funds sold       8,206      477 5.81%     3,216    133   4.14%    3,216        113  3.51%
  Loans (1) (2)          102,089    9,697 9.50%    86,727  8,283   9.55%   75,400      7,594 10.07%

                         126,665   11,182 8.83%   104,440  9,279   8.89%   92,262      8,551  9.27%

Interest Bearing Liabilities
   Deposits              114,251   5,399  4.73%    90,227  3,981   4.42%   81,504      3,644  4.47%
   Federal funds purchased
     and other borrowed
     money                    47       2  4.25%        44      2   4.55%        -          -     -

                         114,298   5,401  4.73%    90,271  3,983   4.42%   81,504      3,644  4.47%

Net interest income/yield
   (3) (4)                         5,781                   5,296                       4,907

Interest spread (5)                       4.10%                    4.47%                      4.80%

(1)  Loans net of unearned income.

(2) These figures do not reflect interest and fees to be collected on non-accrual loans. To date, the impact of non-accrual loans on the interest income earned has been minimal. Refer to Table G.

(3) Net interest income is the difference between income from earning assets and interest expense.

(4) Net interest yield is net interest income divided by total average earning assets.

(5) Interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid for interest-earning liabilities.

TABLE D.  ANALYSIS OF CHANGE IN NET INTEREST INCOME (In thousands of dollars.)

                      Year 1995 over 1994           Year 1994 over 1993
                  Increase (Decrease)  Total   Increase (Decrease)  Total
                   Due to Change in: Increase   Due to Change in:  Increase
                      Volume  Rate  (Decrease)      Volume  Rate  (Decrease)
Increase (Decrease) in
  Investment securities  112    33     145              53   (34)     19
  Federal funds sold     207   137     344              -     20      20
  Loans                1,467   (53)  1,414           1,141  (452)    689

          Total        1,786   117   1,903           1,194  (466)    728


Interest Expense
  Deposit accounts     1,162   256   1,418             390   (53)    337
  Federal funds purchased
    and other borrowed
    money                  1    (1)       -              2      -      2

          Total        1,163    255   1,418            392   (53)    339

Increase (Decrease) in
Net Interest Income      623   (138)    485            802  (413)    389

                         Years 1993 to 1992
                  Increase (Decrease)      Total
                    Due to Change In:     Increase
                      Volume  Rate       (Decrease)
Increase
(Decrease) in
  Investment securities  326   (203)          123
  Federal funds sold    (100)    18           (82)
  Loans                1,369   (715)          654
          Total        1,595   (900)          695
Interest Expense
 Deposit accounts        639   (745)         (106)

Increase (Decrease) in
  Net Interest Income    956   (155)          801

TABLE E.  INVESTMENT SECURITIES

     The carrying amount and approximate market values of investment securities are summarized below:


                                  Book   Unrealized Unrealized  Market
                                 Value     Gains      Losses    Value

Available for Sale
 December 31, 1995
  U. S. Government agencies    6,054,918    108,654    30,633  6,132,939
  State and political
     subdivisions             10,880,052    235,542     3,238 11,112,356
  Other securities               137,000          -         -    137,000
                              17,071,970    344,196    33,871 17,382,295

 December 31, 1994
  U. S. Government agencies    5,114,218          -   380,217  4,734,001
  State and political
    subdivisions               9,392,494     16,081   448,519  8,960,056
  Other securities               137,000          -         -    137,000
                              14,643,712     16,081   828,736 13,831,057

Held to Maturity
 December 31, 1995
  U. S. Government agencies    1,737,628     58,172         -  1,795,800

     The maturities of investment securities at December 31, 1995 were as follows:

                                     Book      Market
                                     Value      Value

Available for Sale
   Due in one year or less        1,279,876  1,279,875
   Due from one to five years     3,454,352  3,493,892
   Due from five to ten years    10,100,344 10,338,825
   After ten years                2,089,258  2,132,703
   Other securities                 137,000    137,000

Held to Maturity
   Due from one to five years       240,000    248,850
   Due from five to ten years     1,497,628  1,546,950

     Securities having a book value of $4,706,964 and $4,567,476 at December 31, 1995 and 1994, respectively, were pledged to secure public deposits and for other purposes.

     In the event of the sale of securities, the cost basis of the security, adjusted for the amortization of premium or discounts, will be used when calculating gains or losses.

     The maturity distribution, book value, and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment securities portfolio at December 31, 1995 is presented in the following table (in thousands of dollars):

                              Maturity

                Within One Year
               Amount   Yield(2) Amount  Yield(2)   Amount  Yield(2)   Amount  Yield(2)

U. S. Government
  Securities      489,931   5.93 1,596,335  5.97     5,328,755  7.12     367,778   7.87
States and
  Political
  Subdivisions    801,085   6.73 2,308,207  7.29     6,059,027  7.89   1,721,480   8.15

   Total        1,291,016        3,904,542          11,387,782         2,089,258

(1) The other category includes Federal Reserve Bank Stock and Virginia Bankers' Bank stock which amount to $87,000 and $50,000, respectively at year-end 1994. These holdings are not included in the maturity or the estimated market value schedule.

(2)  The yield is the weighted average Federal Tax
Equivalent yield on cost.


TABLE F.  LOAN PORTFOLIO

     The table below classifies gross loans by major category and percentage distribution at December 31 for 1995, 1994, and 1993 (in thousands of dollars):

                                  1995          1994          1993
                              Amount    %   Amount    %   Amount    %

Commercial (Time and Demand)  31,767  30.63 25,046  27.58 23,532  28.82
Installment                   20,416  19.68 18,959  20.88 16,712  20.47
Real Estate - Construction     2,968   2.86  1,759   1.94  6,116   7.49
Real Estate - Mortgage        48,573  46.83 45,034  49.60 35,291  43.22

     The following table shows maturities of the major loan categories and their sensitivity to changes in investment rates at December 31, 1995 (in thousands of dollars) for fixed interest rate and floating interest rate loans:

                                    Due After
                                     One Year
                         One Year   but Within  Due After
                         or Less    Five Years  Five Years
                        Fixed Rate  Fixed Rate  Fixed Rate     Total

Commercial                 30,798           11          -      30,809
Installment                 3,378       16,456        408      20,242
Real Estate - Construction  2,968            -          -       2,968
Real Estate - Mortgage      9,832       37,547      1,167      48,546

     Total                 46,976       54,014      1,575     102,565



                               Over One
                               Year but
                                Within
                     One Year    Five       Over
                     or Less    Years    Five Years
                     Floating  Floating   Floating
                       Rate      Rate       Rate     Total

Commercial                651      307         -       958
Installment                93       81         -       174
Real Estate                27        -         -        27

     Total                771      388         -     1,159

TABLE G.  NON-PERFORMING LOANS

     The loan portfolio of the Bank is reviewed by senior officers to evaluate loan performance. The frequency of the review is based on predefined guidelines approved by the Board of Directors that includes individual review of certain loans by the Loan Committee and the Board if certain past due or non-performance criteria are met. The areas of criteria include in part net worth, credit history, and customer relationship. The evaluations emphasize different factors depending upon the type of loan involved.
Commercial and real estate loans are reviewed on the basis of estimated net realizable value through an evaluation of collateral and the financial strength of the borrower. Installment loans are evaluated largely on the basis of delinquency data because of the large number of such loans and relatively small size of each individual loan.

     Management's review of commercial and other loans may result in a determination that a loan should be placed on a non-accrual basis. Non-accrual loans consist of loans which are both contractually past due 90 days or more, and are not considered fully secured or in the process of liquidation. It is the policy of the Bank to discontinue the accrual of interest of any loan on which full collection of principal and/or interest is doubtful. Subsequent collection of interest is recognized as income on a cash basis upon receipt. Placing a loan on non-accrual status for the purpose of income recognition is not in itself a reliable indication of potential loss of principal. Other factors, such as the value of the collateral securing the loan and the financial condition of the borrower, serve as more reliable indications of potential loss of principal.

     Non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. The following table presents information concerning non-performing loans for the periods indicated:
                                       December 31,
                                    1995   1994   1993
                                (In thousands of dollars.)
Commercial
 Non-accrual                            -      -      -
 Contractually past due 90 days
   or more                              -      -      4
Installment
  Non-accrual                          49      -      -
  Contractually past due 90 days
    or more                           130     33     22
Real Estate
  Non-accrual                          48    160    173
  Contractually past due 90 days
    or more                           451    569    149
        Total                         678    762    348

Non-performing loans to gross
loans at year-end                   0.66%  0.88%  0.43%

Effect of non-accrual loans on
interest revenue                        -      -      -


TABLE H.  SUMMARY OF LOAN LOSS EXPERIENCE

     Loan losses have not been a significant negative factor for the Bank. The following table presents the Bank's loan loss experience and selected loan ratios for the three years ended December 31, 1995, 1994, and 1993:

                                     1995    1994     1993
                                (In thousands of dollars.)

Allowance for loan losses at
  beginning of year                   905     817      671

Loan Charge-Offs
   Commercial                           -      20       13
   Installment                        126      78      160
   Real Estate                          3      57       17

               Total Charge-Offs      129     155      190

Recoveries of Loans Previously
  Charged Off
    Commercial                          -       -        2
    Installment                        73      70       82
    Real Estate                         -      10        -

               Total Recoveries        73      80       84

Net loans charged off                 (56)    (75)    (106)

Provision for loan losses             188     163      252


Allowance for loan losses at end
  of year                           1,037     905      817

Average total loans (net of
  unearned income)                 96,274  86,727   75,400
Total loans (net of unearned
  income) at year-end             103,448  90,437   81,318

Selected Loan Loss Ratios
   Net charge-offs to average
     loans                           0.06%   0.09%    0.14%
   Provision for loan losses to
     average loans                   0.20%   0.19%    0.33%
   Provision for loan losses to
     net charge-offs %             335.68% 217.33%  237.74%
   Allowance for loan losses to
     year-end loans                  1.00%   1.00%    1.00%
   Loan loss coverage (1)           81.25X  39.60X   31.38X

(1) Income before income taxes plus provision for loan losses, divided by net charge-offs.

TABLE I. COMPOSITION OF ALLOWANCE FOR LOAN LOSSES (In thousands of dollars.)

                                   1995                           1994                           1993
                                           Percentage                     Percentage                     Percentage
                       Allowance Breakdown  of Loans  Allowance Breakdown  of Loans  Allowance Breakdown  of Loans
                        Amount       %    Outstanding  Amount       %     Outstanding  Amount       %    Outstanding

Commercial                   52      5.15      30.63       271     29.95      27.59       245     30.00      28.82
Installment                         79.94      19.68       453     50.06      20.88       409     50.00      20.47
Real Estate -
  construction              829                 2.86                           1.94                           7.49
Real Estate - mortgage      156     14.91      46.83       181     19.99      49.59       163     20.00      43.22

          Total           1,037    100.00     100.00       905    100.00     100.00       817    100.00     100.00

TABLE J.  DEPOSITS

     The breakdown on average deposits for the years indicated is as follows: (In thousands of dollars.)

                                1995          1994          1993
                             Average       Average       Average
                             Balance Rate  Balance Rate  Balance Rate

Non-interest bearing demand
  deposits                   10,824      -  9,547      -  8,211      -
Interest bearing demand
  deposits                   10,078  3.39   8,952   2.95  7,663   2.93
Money market accounts         6,208  3.50   9,295   3.27 11,255   3.19
Savings                       7,874  3.25   8,466   3.25  6,562   3.25
Time                         79,267  5.83  63,514   4.98 56,025   5.09

                            114,251        99,774        89,716

     Remaining maturities of time certificates of deposits of $100,000 or more at December 31, 1995 are shown below (dollars in thousands):

                                           December 31,
                                               1995
                                               (in
        Maturity                            thousands)

Three months or less                            2,981
Over three months through 12 months             3,487
Over one year through 5 years                   6,266
         Total                                 12,734


TABLE K.  RETURN ON EQUITY AND ASSETS

     The following table highlights certain ratios for the three years ended December 31, 1995, 1994, and 1993 (in thousands of dollars):

                                        1995   1994   1993
Income before securities gains and
 losses to
   Average total assets                 1.74%  2.54%  2.51%
   Average stockholders' equity        18.64% 29.49% 32.15%

Net income to
   Average total assets                 1.74%  1.80%  1.77%
   Average stockholders' equity        18.68% 20.90% 22.62%

Dividend pay out ratio (dividends
declared per share
   divided by net income per share)    22.73% 20.11% 18.36%

Average stockholders' equity to
  average total assets ratio            9.32%  8.60%  7.80%

TABLE L.
                                  GAP Analysis
                                December 31, 1995

     The following table reflects interest-rate sensitive assets and liabilities only. The following table sets forth at December 31, 1995 of interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specific period. (In thousands of dollars.)

      Scheduled Maturity or Repricing

                               Immediately    3 Months
                                 Adjusted     or Less     3-6 Months  6 Mos.-1 Yr.  1-5 Years   Over 5 Years    Total

Gross loans                          1,371       10,431       11,072       24,528       54,471        1,575      103,448
Investment securities (1)(2)                        803        1,271           30        3,734       12,835       18,673
Federal funds sold                   5,862                                                                         5,862

  Total Interest Earning Assets      7,233       11,234       12,343       24,558       58,205       14,410      127,983

Interest Bearing Liabilities
  Interest bearing demand deposits   8,250                                                                         8,250
  Money market deposits              7,170                                                                         7,170
  Savings                            7,679                                                                         7,679
  Time deposits                                  13,118        9,468       16,894       44,939                    84,419

  Total Interest Bearing Deposits   23,099       13,118        9,468       16,894       44,939                   107,518

Difference between Interest Earning
  Assets and Interest Bearing
    Liabilities (GAP)              (15,866)      (1,884)       2,875        7,664       13,266       14,410       20,465
    Cumulative (GAP)               (15,866)     (17,750)     (14,875)      (7,211)       6,055       20,465
    Cumulative interest earning
      assets to interest bearing
      liabilities                   31.31%       50.99%       67.44%       88.47%      105.63%      119.03%

(1)  Does not include $87,000 in Federal Reserve Stock and $50,000 in Virginia Banker's Bank Stock.
(2)  All securities are stated at book value regardless of security classification as to available-for-sale and held-to-
     maturity.

ITEM 8    FINANCIAL STATEMENTS

Management's Report on Financial Statements
Independent Auditor's Report

Financial Statements

  Consolidated Statements of Financial Condition - December 31, 1995 and 1994 Consolidated Statements of Income - Years Ended December 31, 1995 and 1994 Consolidated Statements of Stockholders' Equity - Years
    Ended December 31, 1995 and 1994
  Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1994
    and 1993
  Notes to Consolidated Financial Statements - December 31, 1995


Management's Report on Financial Statements

     The following consolidated financial statements and related notes of Benchmark Bankshares, Inc. and its subsidiary, Benchmark Community Bank, were prepared by Management which has the primary responsibility for the integrity of the financial information. The statements have been prepared in conformity with generally accepted accounting principals appropriate in the circumstances and include amounts that are based on Management's best estimates and judgments. Financial information elsewhere in the Annual Report is presented on a basis consistent with that in the financial statements.

     In meeting its responsibility for the accuracy of the financial statements, Management relies on the Corporation's internal accounting controls. This system provides reasonable assurance that assets are safeguarded and transactions are recorded to permit the preparation of appropriate financial information.

     The financial statements have been audited by Creedle, Jones, and Alga, P. C., the Company's independent certified public accountants. Their audit is conducted in accordance with generally accepted auditing standards and includes a review of internal controls and a test of transactions in sufficient detail to allow them to report on the fair presentation of the consolidated operating results and financing condition of Benchmark Bankshares, Inc. and its subsidiary Benchmark Community Bank.


                 Benchmark Bankshares, Inc.

           Report on Audit of Financial Statements


                 Benchmark Bankshares, Inc.

                      Table of Contents



                                                       Pages

Independent Auditor's Report                                i


Exhibits

     A   Consolidated Statements of Financial Condition   1-2

     B   Consolidated Statements of Income                3-4

     C   Consolidated Statements of Changes in
           Stockholders' Equity                             5

     D   Consolidated Statements of Cash Flows            6-7

Notes to Consolidated Financial Statements               8-19


                      January 22, 1996


                Independent Auditor's Report


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


     We have audited the accompanying consolidated statements of financial condition of Benchmark Bankshares, Inc. (a Virginia corporation) and Subsidiary, as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Benchmark Bankshares, Inc. and Subsidiary, as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.





                              Creedle, Jones, and Alga, P.C.
                              Certified Public Accountants

                                              Exhibit A
                                                 Page 1

                   Benchmark Bankshares, Inc.

                   Consolidated Statements of
                      Financial Condition

                   December 31, 1995 and 1994


           A S S E T S

                                      1995             1994

Cash and due from banks             4,397,058        3,809,483
Federal funds sold                  5,862,000        4,872,000
Investment securities              19,119,923       13,831,057

Loans                             103,723,930       90,787,787
  Less
    Unearned interest income        (275,998)        (350,922)
    Allowance for loan losses     (1,037,344)        (905,139)

               Net Loans          102,410,588       89,531,726

Premises and equipment - net        2,000,241        1,711,180
Accrued interest receivable         1,267,967          972,089
Deferred income taxes                 151,931          491,323
Other assets                          153,807           87,229

               Total Assets       135,363,515      115,306,087

                                              Exhibit A
                                                 Page 2

                   Benchmark Bankshares, Inc.

                   Consolidated Statements of
                      Financial Condition

                   December 31, 1995 and 1994


                  Liabilities and Stockholders'
                              Equity

                                      1995           1994

Deposits
   Demand (noninterest bearing)    12,392,332      9,647,544
   NOW accounts                    11,589,895      8,877,981
   Money market accounts            5,542,293      7,206,786
   Savings                          7,679,313      7,714,155
   Time, $100,000 and over         12,734,404     10,260,341
   Other time                      71,684,402     60,929,686

               Total Deposits     121,622,639    104,636,493

Other borrowed money                  155,000              -
Accrued interest payable              650,822        477,283
Accrued income tax payable             97,302         60,958
Dividends payable                     286,709        213,035
Other liabilities                      50,473         57,040

               Total Liabilities  122,862,945    105,444,809


Stockholders' Equity
   Common stock, par value $.21
      per share, authorized
      4,000,000 shares; issued and
      outstanding 12-31-95
      1,433,544.679, issued
      and outstanding 12-31-94
      1,420,230.234 shares            301,044        298,248
   Capital surplus                  3,007,305      2,820,466
   Retained earnings                8,987,406      7,278,916
   Unrealized security gains
     (losses) net of tax effect       204,815      (536,352)

             Total Stockholders'
                 Equity            12,500,570      9,861,278

             Total Liabilities
      and Stockholders' Equity    135,363,515    115,306,087

See independent auditor's report and accompanying notes to financial statements.

                                                  Exhibit B
                                                     Page 1

                      Benchmark Bankshares, Inc.

                 Consolidated Statements of Income

                       Years Ended December 31,
                         1995, 1994, and 1993


                                         1995         1994          1993

Interest Income
   Interest and fees on loans         9,696,669     8,282,706    7,593,972
   Interest on investment securities
     U. S. Government agencies          415,756       349,574      454,080
     State and political subdivisions   586,959       507,173      385,037
     Other securities                     5,752         6,698        5,220
     Interest on federal funds sold     476,597       132,621      112,643

          Total Interest Income      11,181,733     9,278,772    8,550,952

Interest Expense
   Interest bearing checking deposits   559,325       566,748      585,296
   Savings deposits                     254,153       274,565      210,004
   Time deposits                      4,585,670     3,139,776    2,849,023
   Federal funds purchased and other
      borrowed money                      1,949         2,021            -

          Total Interest Expense      5,401,097     3,983,110    3,644,323

Net Interest Income                   5,780,636     5,295,662    4,906,629

Provision for Loan Losses               188,300       162,805      251,918

Net Interest Income After Provision
   for Loan Losses                    5,592,336     5,132,857    4,654,711

Other Income
   Service charges on deposit accounts  341,723       309,640      284,821
   Other                                257,380       200,657      196,288
   Net investment securities gains
     (losses)                            (1,048)       21,105       51,926
   Gain on sale of other real estate      4,488             -            -

          Total Other Income            602,543       531,402      533,035

Other Expenses
   Salaries                           1,532,820     1,351,798    1,224,039
   Employee benefits                    359,430       299,681      277,192
   Occupancy expense                    145,461       154,273      143,622
   Other                              1,009,690     1,050,939    1,033,620

          Total Other Expenses        3,047,401     2,856,691    2,678,473

Income Before Income Taxes            3,147,478     2,807,568    2,509,273
Provision for Income Taxes              938,279       832,935      780,174

          Net Income                  2,209,199     1,974,633    1,729,099

Earnings Per Share of Common Stock         1.54          1.39         1.23

Average Shares Outstanding        1,433,224.361  1,417,252.02    1,410,508

(1)  Restated to reflect a 2 for 1 stock split effective January 17, 1994.

See independent auditor's report and accompanying notes to financial statements.

                                                                     Exhibit C

                         Benchmark Bankshares, Inc.

            Consolidated Statements of Changes in Stockholders' Equity

                  Years Ended December 31, 1995 and 1994


                                                          Retained
                       Shares          Par     Surplus    Earnings     Total
                                      Value

Balance
 January 1, 1994      1,410,508 *     296,207   2,693,602   5,701,312   8,691,121

Net Income                                                  1,974,633   1,974,633

Sale of Stock         9,724.499 *       2,042     126,896                 128,938
Redemption of
  Stock                  (2.265)           (1)        (32)                    (33)

Semi-Annual Cash
   Dividend Declared
   June 30, $.13 per share                                   (183,994)   (183,994)
   December 15, $.15 per share                               (213,035)   (213,035)

Balance
December 31, 1994 1,420,230.234       298,248   2,820,466   7,278,916  10,397,630

Unrealized Security Losses
   Net of Tax                                                            (536,352)


Balance                                                                 9,861,278

Net Income                                                  2,209,199   2,209,199

Sale of Stock        13,322.315         2,798     186,945                 189,743
Redemption of Stock       (7.87)           (2)       (106)                   (108)

Semi-Annual Cash
   Dividend Declared
    June 15, $.15 per share                                   (214,000)
    December 22, $.20 per share                                (286,709)   (500,709)

Balance December
31, 1995          1,433,544.679       301,044   3,007,305   8,987,406

Unrealized Security
   Gains Net of Tax Effect
      1994                                                                536,352
      1995                                                                204,815

Equity                                                                 12,500,570

* Adjusted to reflect 2 for 1 stock split effective January 17, 1994.

See independent auditor's report and accompanying notes to financial statements.

                                                  Exhibit D
                                                     Page 1

                    Benchmark Bankshares, Inc.

                Consolidated Statements of Cash Flows

             Years Ended December 31, 1995, 1994, and 1993


                                       1995          1994             1993

Cash Flows from Operating Activities
  Interest received                10,885,855     8,951,644        8,514,746
  Fees and commissions received       532,525       510,410          533,035
  Interest paid                    (5,227,558)   (3,855,540)      (3,606,448)
  Cash paid to suppliers
    and employees                  (3,053,968)   (2,958,106)      (2,722,489)
  Income taxes paid                  (901,935)     (864,985)        (730,200)
Net Cash Provided by
  Operating Activities              2,234,919     1,783,423        1,988,644

Cash Flows from Investing Activities
  Proceeds from sale of
    investment securities           2,187,700     2,272,592          705,389
  Proceeds from maturity of
    investments                       752,039       428,180        2,665,918
  Purchase of investment
     securities                    (7,089,565)   (3,536,543)      (4,466,961)
  Loans originated                (69,043,215)  (64,555,986)     (65,761,923)
  Principal collected on
     loans                         56,032,148    55,437,436       51,134,490
  Purchase premises and
     equipment                       (445,607)      (52,686)        (413,736)
  Proceeds from sale of
     loans                              2,246             -                -

Net Cash Used in
  Investing Activities            (17,604,254)  (10,007,007)     (16,136,823)

Cash Flows from Financing Activities
   Net increase in demand
     deposits and
     savings accounts               3,757,367    (2,216,981)       6,091,590
   Payments for maturing
    certificates of deposit        (4,672,666)  (18,157,144)     (20,772,801)
   Proceeds from sales of
    certificates of
     deposit                       17,901,445    31,576,655       27,873,550
   Dividends paid                    (427,035)     (360,308)        (387,890)
   Sale of common stock               189,743       128,905                -
   Proceeds from other borrowed money 155,000             -                -
   Proceeds from sale of
     other assets                      43,056             -                -
Net Cash Provided by
  Financing Activities             16,946,910    10,971,124       12,804,449

Net Increase (Decrease) in
Cash and Cash Equivalents           1,577,575     2,747,540       (1,343,730)

Cash and Cash Equivalents at
   Beginning of Year                8,681,483      5,933,943       7,277,673

Cash and Cash Equivalents at
   End of Year                     10,259,058      8,681,483       5,933,943

Reconciliation of Net Income to Net
 Cash Provided by Operating Activities
    Net income                      2,209,199      1,974,633       1,729,099
    Adjustments to
    reconcile net income
    to net cash provided
    by operating
    activities
      Depreciation                    156,546        182,392         181,107
      Provision for probable
       credit losses                  188,300        162,805         251,918
      Increase (decrease)
       in taxes payable                36,344        (32,050)       (198,332)
      (Increase) in
       interest receivable           (295,878)      (194,295)        (36,229)
      Increase in interest
       payable                        173,539        127,570          37,875
      (Increase) decrease
       in other assets                (66,578)       (20,992)         10,026
      (Increase) decrease
       in deferred taxes
       exclusive of unrealized
       security gains (losses)       (154,300)      (315,225)         12,742
      Increase (decrease) in
       other liabilities               (6,567)         3,879          21,033
      (Decrease) in accounts
       payable                             -        (105,294)        (20,595)
      Loss on sale of assets            1,048             -               -
      Gain on sale of other
       real estate                     (4,488)            -               -
      Proceeds from sale
       of loans                        (2,246)            -               -

   Net Cash Provided by
    Operating Activities            2,234,919      1,783,423       1,988,644

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds sold are purchased and sold for one day periods.

See independent auditor's report and accompanying notes to financial statements.

                                                           Page 1


                 Benchmark Bankshares, Inc.

         Notes to Consolidated Financial Statements

        Years Ended December 31, 1995, 1994, and 1993


1.   Significant Accounting Policies and Practices

          The accounting policies and practices of Benchmark
     Bankshares, Inc. conform to generally accepted accounting principles and general practice within the banking industry. Certain of the more significant policies and practices follow:

     (a) The consolidated financial statements of Benchmark Bankshares, Inc. and its wholly-owned subsidiary, Benchmark Community Bank, include the accounts of both companies. All material inter-company balances and transactions have been eliminated in consolidation.

     (b) Cash and Cash Equivalents. The term cash as used in the Condensed Consolidated Statement of Cash Flows refers to all cash and cash equivalent investments. For purposes of the statement, Federal funds sold, which have a one day maturity, are classified as cash equivalents.

     (c) Investment Securities. Pursuant to guidelines established in FAS 115 accounting for certain investments in debt and equity securities, the Company has elected to classify a majority of its current portfolio as securities available-for-sale. This category refers to investments that are not actively traded, but are not anticipated by management to be held to maturity. Typically, these types of investments will be utilized by management to meet short-term asset/liability management needs.

          For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains or losses are to be excluded from earnings and reported as a net amount in a separate component of shareholder's equity until realized. The impact of this unrealized loss on securities positively impacted shareholders' equity in the amount of $204,815, therefore, affecting the book value of the Company's stock. The book value per share of the stock inclusive of the FAS 115 adjustment was $8.72, while the book value per share would have been $8.58 if reported exclusive of the FAS 115 impact.

          During the year, the Bank purchased $1,737,628 in
          U. S. Government Agencies which were classified as held to maturity. These investments are carried at cost.

     (d) Loans. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding (simple interest). Unearned interest on certain installment loans is recognized as income using the rule of 78ths method, which materially approximates the effective interest method.

          In December, 1986, the Financial Accounting
          Standards Board issued Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". This statement requires loan origination and commitment fees and certain direct loan origination costs to be deferred and the net amount amortized as an adjustment of the related loan's yield. This standard has been adopted for all loan types with an original maturity greater than one year.

     (e) Allowance for Loan Losses. The allowance for loan losses is increased by provisions charged to expense and decreased by loan losses net of recoveries. The provision for loan losses is based on the Bank's loan loss experience and management's detailed review of the loan portfolio which considers economic conditions, prior loan loss experience, and other factors affecting the collectibility of loans. Accrual of interest is discontinued on loans past due 90 days or more when collateral is inadequate to cover principal and interest or immediately if management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection is doubtful.

     (f) Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed generally by the straight-line method over the estimated useful lives of the assets. Additions to premises and equipment and major betterments and replacements are added to the accounts at cost. Maintenance, repairs, and minor replacements are expensed as incurred.
          Gains and losses on dispositions are reflected in current earnings.

     (g) Depreciation. For financial reporting, property and equipment are depreciated using the straight-line method; for income tax reporting, depreciation is computed using statutory accelerated methods. Leasehold improvements are amortized on the straight-line method over the estimated useful lives of the improvements.
          Income taxes in the accompanying financial statements reflect the depreciation method used for financial reporting and, accordingly, include a provision for the deferred income tax effect of depreciation which will be recognized in different periods for income tax reporting.

     (h) Earnings Per Share. Earnings per share of common stock are calculated on the basis of the weighted average number of shares outstanding during the period.

     (i) Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Beginning in 1994, deferred taxes also reflect the impact of the unrealized security losses which are reflected on the balance sheet only, pursuant to FAS 115 guidelines. The differences relate principally to the provision for loan losses, depreciation, and unrealized security losses.

          The table below reflects the components of the Net
          Deferred Tax Asset account as of December 31, 1995:

Deferred tax assets resulting
    from loan loss reserves                        314,798
Deferred tax liabilities resulting from
    depreciation                                   (57,356)
Deferred tax assets resulting
    from unrealized security losses               (105,511)

               Net Deferred Tax Asset              151,931


2.   Investment Securities

          The carrying amount and approximate market values of investment securities are summarized below:

                                                      Page 3

                                  Book   Unrealized Unrealized  Market
                                 Value     Gains      Losses    Value


Available for Sale
 December 31, 1995
   U. S. Government agencies  6,054,918    108,654    30,633    6,132,939
   State and political
     subdivisions            10,880,052    235,542     3,238   11,112,356
   Other securities             137,000          -         -      137,000
                             17,071,970    344,196    33,871   17,382,295

 December 31, 1994
   U. S. Government agencies  5,114,218          -   380,217    4,734,001
   State and political
     subdivisions             9,392,494     16,081   448,519    8,960,056
   Other securities             137,000          -         -      137,000
                             14,643,712     16,081   828,736   13,831,057

Held to Maturity
 December 31, 1995
  U. S. Government agencies   1,737,628     58,172         -    1,795,800

               The maturities of investment securities at December 31, 1995 were as follows:

                                    Book        Market
                                    Value        Value

Available for Sale
   Due in one year or less        1,279,876    1,279,875
   Due from one to five years     3,454,352    3,493,892
   Due from five to ten years    10,100,344   10,338,825
   After ten years                2,089,258    2,132,703
   Other securities                 137,000      137,000

Held to Maturity
   Due from one to five years       240,000      248,850
   Due from five to ten years     1,497,628    1,546,950

               Securities having a book value of $4,706,964 and $4,567,476 at December 31, 1995 and 1994,
          respectively, were pledged to secure public deposits and for other purposes.

               In the event of the sale of securities, the cost basis of the security, adjusted for the amortization of premium or discounts, will be used when calculating gains or losses.

3.   Loans

          A summary of loans by type follows:

                        1995            1994

Demand               1,349,187      1,183,116
Time                30,417,682     23,862,960
Installment         20,416,084     18,958,632
Real estate         51,540,977     46,793,079
                   103,723,930     90,797,787
                                                      Page 4


4.   Allowance for Loan Losses

          An analysis of the transactions in the allowance for loan losses follows:

                                     1995        1994

Balance at beginning of year        905,139     816,507
Provision charged to
  operating expense                 188,300     162,805
Recoveries on loans                  72,434      80,571
Loans charged off                  (128,529)   (154,744)
Balance at end of year            1,037,344     905,139

          As of December 31, 1995, the Bank had $96,958 classified as nonaccrual loans. Nonaccrual loans are those loans that are past due 90 days or more. A loan in this status ceases to accrue interest.

5.   Office Buildings, Equipment, and Leasehold Improvements

          Major classifications of these assets are summarized as follows:

                           Estimated
                            Useful
                             Lives      1995              1994
                            (Years)

Land                                  668,336           508,489
Building and improvements    6-40   1,244,592         1,240,541
Furniture and equipment      2-10   1,165,402         1,340,581
Leasehold improvements        5-6     151,444           103,271
Buildings under construction          154,948                 -
                                    3,384,722         3,192,882
Less: Accumulated depreciation     (1,384,481)       (1,481,702)
                                    2,000,241         1,711,180

          The cost basis of fully depreciated assets totaled
     $758,730 at December 31, 1995.  During 1995, $1,506 in
     interest expense was capitalized during the construction process.

6.   Time Deposits

          The maturities of time deposits exceeding $100,000 are as follows:

Due in six months                        4,594,647
Due from six months to one year          1,872,877
Due from one year to three years         2,167,235
Due from three years to five years       4,099,645
               Total                    12,734,404

          Interest expense on time deposits exceeding
     $100,000 was $709,194 in 1995.

                                                      Page 5


7.   Federal Income Taxes

          Federal income taxes payable, as of December 31, 1995 and 1994, were as follows:

                                  1995          1994

Currently payable                97,302        60,958
Deferred                       (151,931)     (491,323)
                                (54,629)     (430,365)

          The components of applicable income taxes are as follows:

                                 1995     1994

Current                      981,809     871,857
Deferred from income and
   expense items             (43,530)    (38,922)
               Total         938,279     832,935

          Temporary differences in the recognition of income and expenses for tax and financial reporting purposes resulted in the deferred income tax asset as follows:

                                    1995            1994

Accelerated depreciation          (1,386)          3,044
Excess of provision for loan
   losses over deduction for
   federal income tax purposes    44,949          35,878
Total Tax Impact of Temporary
  Differences in Recognition of
  Income and Expenses             43,563          38,922

Tax impact of balance sheet
   recognition of unrealized
   security losses              (382,955)        276,303

Total Change to Deferred Tax
         for the Year          $(339,392)       $315,225

          The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rates are as follows:

                              1995            1994

Statutory rates                   34%              34%

Income tax expense at
  statutory rates          1,070,142          954,573

Increase (decrease) due to
  Tax exempt income         (140,260)        (139,458)
  Other                        8,397           17,820

                             938,279          832,935


          Federal income tax returns are subject to examination for all years which are not barred by the statute of limitations.

8.   Commitments and Contingent Liabilities

          At December 31, 1995 and 1994, commitments under standby letters of credit aggregated $112,500 and $124,500, respectively. These commitments are an integral part of the banking business and the Bank does not anticipate any losses as a result of these commitments. These commitments are not reflected in the consolidated financial statements. (See Note 12).

          Minimum lease payments at December 31, 1995 under noncancelable real property operating lease commitments for succeeding years are:

                        1996   $19,200
                        1997    15,000
                        1998    15,000
                        1999    15,000
                        2000     7,500
                        Total  $71,700

          The Company has options to renew the leased properties. The additional lease expense resulting from the future exercising of these options is not included in the 1995 totals listed herein.

          Operating expenses include amortization of improvements and occupancy rentals of $35,799 and $39,112 at December 31, 1995 and 1994, respectively.
     These leases are renewable on a year to year basis.

9.   Retirement Plan

          The Bank provides for a retirement program through a 401(k) plan. The plan offers a salary reduction election of up to 14% of W-2 compensation less incentive pay. The plan also has a proportional matching feature by the Company. In addition, the plan provides for the Company to make discretionary contributions. Both the percentage of the employer match and the annual discretionary contribution are based on the Bank's performance.

          Effective January 1, 1995, the Company
     discontinued its pension plan and transferred the plan assets to its newly established 401(k) plan. By the nature of the transfer, there was no taxable consequence to the participants.

          During 1995, Company payments through matching and discretionary contributions totaled $74,250 while employees' salary reduction amounted to $21,008. The cost of administration for the 401(k) plan and the former pension plan paid in 1995 amounted to $8,880.

10.  Officer Incentive Compensation

          The Company offers its officers incentive compensation and/or bonus arrangements based on the Company's annual financial performance and other criteria such as length of service and officer classification. Incentive compensation totaled
     $214,764 and $164,244 for the years ended December 31, 1995 and 1994, respectively.

11.  Loans to Related Parties

          Loans to directors and executive officers of the Bank and loans to companies in which they have a significant interest are made on substantially the same terms as those prevailing at the time for other loan customers. The balances of such loans outstanding were $1,384,510 and $1,073,822 at December 31, 1995 and
     1994, respectively. During the year, new loans to the group totaled $601,635, while repayments amounted to $290,947.

12.  Off-Balance-Sheet Instruments/Credit Concentrations

          The Corporation is a party to financial
     instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Unless noted otherwise, the Company does not require collateral or other security to support these financial instruments. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to facilitate the transaction of business between these parties where the exact financial amount of the transaction is unknown, but a limit can be projected. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. There is a fee charged for this service.

          As noted in Note 8 on December 31, 1995, the
     Company had outstanding letters of credit, all of which will mature during 1996. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer.

          As of December 31, 1995, the Company also had unused commitments resulting from credit line deeds of trust, home equity lines, and an unfunded business loan. The total amount of these commitments amounted to $11,169,506.

          In conjunction with the construction of a new banking facility in Crewe, the Bank has committed to contracts for the construction of the building and certain operating equipment. As of December 31, 1995, the unfunded amount of these commitments totaled
     $427,620.

     Concentrations

          The Company has no concentrations of credit concerning an individual borrower or economic segment. The Company confines its lending activities to within the state and more specifically its local geographic areas. The concentrations of credit by loan type are set forth in Note 3. Regulatory requirements limit the Bank's aggregate loans to any one borrower to a level of approximately $1,804,000.

          The Company has significant concentrations of deposits with other financial institutions consisting mainly of daily federal fund sales, which totaled
     $5,862,000 as of December 31, 1995, and depository banking services with its correspondent bank. These deposits amounted to $3,364,237 at December 31, 1995.
     Of this deposit and Federal funds sold amount, $9,050,090 was in excess of FDIC insurance levels.

13.  Regulatory Matters

          The Company is subject to the dividend
     restrictions as set forth in the Laws of Virginia
     Relating to Banking and Finance. Retained earnings against which dividends may be charged were $8,987,406 at December 31, 1995.

          Pursuant to regulations of the Federal Reserve Board, the banking operation of the Company is required to maintain certain minimum levels of capital. At December 31, 1995, the Company maintained the following capital ratios:
                                                      Page 8


Total Capital to Risk Weighted Assets        13.86%

Tier I Capital to Risk Weighted Assets       12.92%

Tier I Capital to Total Book Assets           9.03%

          These ratios exceed the minimum ratios required by regulatory authorities.

14.  Capital

       During 1995, net purchase of company stock through the dividend reinvestment plan amounted to 13,322.315 shares which translated to a $2,798 increase in common stock and $186,945 increase in capital surplus.

The Company is authorized to issue 200,000 shares of preferred stock with a par value of $25.00. To date, no preferred stock has been issued by the Company. Currently, management has no plans to utilize this second class of stock.

15.  Stock Option Plan

           On April 20, 1995, the stockholders retroactively approved two incentive stock option plans with an effective date of March 16, 1995. One plan consisting of option awards to purchase 60,000 shares of the Company's common stock was approved for the employees of the Company, while the second plan consisting of option awards to purchase 40,000 shares of the Company's common stock was approved for the "outside" directors of the Company. Pursuant to the plans, options were granted for the purchase of 43,500 shares for the employees and 27,000 shares for the directors as of the effective date. In addition, there were subsequent options granted for 1,000 shares, as well as a cancellation of an option to purchase 500 shares during 1995.

           These options cannot be exercised for a period of one year from the date of the grant; therefore, there is currently no measurable impact upon current year earnings per share. The table below details the status of the plan as of December 31, 1995:

Incentive Stock  Original  Options    Options   Options   Remaining
  Option Plan      Pool    Granted   Exercised  Canceled   in Pool

   Employees      60,000    43,500       -        500       17,000

   Directors      40,000    27,000       -         -        13,000

16.  Disclosures about Fair Value of Financial Instruments

          During 1995, the Bank adopted FAS 107 Disclosure about Fair Value of Financial Instruments. The intent of FAS 107 is to depict the market's assessment of the present value of net future cash flows discounted to reflect current interest rates.

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Short-Term Investments

          For those short-term instruments, the carrying amount is a reasonable estimate of fair value. For reporting purposes, the Bank has included Cash and Due from Banks as well as Federal Funds Sold.

     Investment Securities

          For marketable equity securities classified as available-for-sale and held-to-maturity, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Loans Receivable

          The fair value of the basic loan groups is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For open end revolving loans, the carrying amount is a reasonable estimate of fair value.

     Deposit Liabilities

          The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Other Borrowed Money

          For short-term borrowings, the carrying amount is a reasonable estimate of fair value.

     Commitments to Extend Credit and Letters of Credit

          The fair value of commitments and letters of credit is the amount of the unfunded commitment as a market rate will be set at the time of the funding of the commitment.

          The estimated fair values of the Bank's financial instruments are as follows:
                                        Carrying       Fair
                                         Amount       Value
Financial Assets
   Cash and due from banks              4,397,058   4,397,058
   Federal funds sold                   5,862,000   5,862,000
   Investments
      Available for sale               17,382,295   17,382,295
      Held to maturity                  1,737,628   1,795,800
   Loans
      Demand loans                      1,349,187   1,349,187
      Accrual loans                    31,414,700  31,474,816
      Installment loans under $2,000      805,870     744,137
      Vehicle loans                     7,414,793   7,110,109
      Dealer loans                      3,267,539   3,059,442
      Other installment loans           8,927,882   8,551,827
      Real estate loans                53,181,263  51,261,882
      Participation loans - out        (2,637,304) (2,567,318)

Financial Liabilities
   Deposits
      Demand (noninterest bearing)     12,392,332  12,392,332
      Demand (interest bearing)        17,132,188  17,132,188
      Savings                           7,679,313   7,679,313
      Certificates of deposit          84,418,806  85,160,932
      Other borrowed money                155,000     155,000

Unrecognized Financial Instruments
      Unused loan commitments          11,169,506  11,169,506
      Unissued letters of credit          112,500     112,500

17.  Parent Corporation

          Financial statements for Benchmark Bankshares, Inc. (not consolidated) are herein presented. Since the parent company has not entered into any substantial transactions, only the parent corporation's statements are presented.


                          Benchmark Bankshares, Inc.

                          (Parent Corporation Only)

               Balance Sheet, December 31, 1995, 1994, and 1993

                                 A S S E T S

                                      1995           1994       1993

Cash                                  152,953       106,920     485,534
Investment in subsidiary           12,213,695     9,751,577   8,276,388
Land                                  215,816       215,816     210,807
               Total Assets        12,582,464    10,074,313   8,972,729

                       Liabilities and Stockholders' Equity

Liabilities
   Dividends payable                    286,709     213,035     176,314
   Accounts payable                           -           -     105,294
              Total Liabilities         286,709     213,035     281,608

Stockholders' Equity
   Common stock, par value $.21
     per share, authorized
     4,000,000 shares; issued and
     outstanding 1,433,544.679
     12-31-95, issued and
     outstanding 1,420,230.234
     shares 12-31-94                    301,044     298,248     296,207
   Surplus                            3,007,305   2,820,466   2,693,602
   Retained earnings                  8,987,406   6,742,564   5,701,312
      Total Stockholders' Equity      12,295,755   9,861,278   8,691,121

      Total Liabilities
        and Stockholders' Equity     12,582,464  10,074,313  8,972,729

                                  Statement of Income
                     Years Ended December 31, 1995, 1994, and 1993

                                      1995       1994      1993
Income
   Rental property                      7,200     7,200          -
Expenses
   Professional fees                   10,300    32,923     28,406
   Supplies, printing, and postage      8,935    10,644      6,693
   Taxes - miscellaneous                4,532       543        518
               Total Expenses          23,767    44,110     35,617
Income (Loss) Before Equity in
  Undistributed Income
  of Subsidiary                       (16,567)  (36,910)   (35,617)
Equity in Income of Subsidiary
  (includes tax benefit of parent
  company operating loss)           2,225,766 2,011,543  1,764,716
               Net Income           2,209,199 1,974,633  1,729,099

                         Benchmark Bankshares, Inc.

                          (Parent Corporation Only)

                  Statement of Changes in Stockholders' Equity

                  Years Ended December 31, 1995, 1994, and 1993

                                Common                  Retained
                                Stock    Surplus        Earnings

Balance January 1, 1993          296,207  2,693,602     4,289,577
Net income                                              1,729,099
Cash dividend                                            (317,364)
Balance December 31, 1993        296,207  2,693,602     5,701,312

Sale of stock                      2,042    126,896
Redemption of stock                   (1)       (32)
Net income                                              1,974,633
Cash dividend                                            (397,029)
Unrealized security gains (losses)                       (536,352)
Balance December 31, 1994        298,248  2,820,466     6,742,564

Sale of stock                      2,798    186,945
Redemption of stock                   (2)      (106)
Net income                                              2,209,199
Cash dividend                                            (500,709)
Unrealized security gains                                 204,815
Balance December 31, 1995          301,044  3,007,305   8,655,869

                           Statement of Cash Flows

                 Years Ended December 31, 1995, 1994, and 1993

                                 1995        1994        1993
Cash Flows from Operating
  Activities
   Net income                  2,209,199   1,974,633  1,729,099
   Increase (decrease)
     in payables                            (105,294)   105,294

Net Cash Provided by
  Operating Activities         2,209,199   1,869,339  1,834,393

Cash Flows from Investing
  Activities
   Undistributed earnings of
     subsidiary               (1,925,766) (2,011,541)(1,764,716)
   Purchase of premises           (5,009)   (140,294)

Net Cash (Used) Provided by
Investing Activities          (1,925,766) (2,016,550)(1,905,010)

Cash Flows from Financing
  Activities
   Sale of stock                 189,743    128,938
   Redemption of stock              (108)       (33)
   Dividends paid               (427,035)  (360,308)   (387,890)

 Net Cash (Used) Provided by
  Financing Activities          (237,400)  (231,403)   (387,890)

Net Increase (Decrease) in Cash   46,033   (378,614)   (458,507)


ITEM 9    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The Directors of the Company, their ages and principal occupations, are set forth in the table below as of December 31, 1995:

                                                               Director of the
                                                                   Company
                 Principal Occupation for Last Five Years        or Subsidiary
Name (Age)       Position Held with Company and Subsidiary          Since

H. Clarence Love     Retired President,                              1971
(70)                 Commonwealth Tobacco
                     Co., Inc.
                     Chairman of Board, Company and
                     Subsidiary

R. Michael           Pharmacist                                      1978
Berryman             Principal Smith's Pharmacy,
   (55)              Inc.
                     Pharmacy Associates, Inc.
                     Pharmacists Shared Services,
                     Inc.
                     Vice Chairman, Company and
                     Subsidiary



Ben L. Watson,       President and CEO,                              1976
III                  Company and Subsidiary
   (52)

C. Edward Hall       Pharmacist                                      1971
   (55)              Partner, Victoria Drug Company

Lewis W.             Physician                                       1971
Bridgforth
   (56)

William J.           Building Contractor                             1989
Callis               Principal, Kenbridge
   (54)              Construction Co., Inc. and
                     Kenbridge Manufacturing Supply Co., Inc.

Earl C. Currin,      Provost,                                        1986
Jr.                  Southside Virginia Community
   (52)              College

J. Ryland            Personnel Manager,                              1986
Hamlett              Southside Electric Cooperative
   (53)

Larry L.             Retired Vice President,                         1971
Overton              Virginia Marble Manufacturers,
  (66)               Inc.
                     Secretary, Company and
                     Subsidiary

Wayne J.             Principal of Parrish Trucking                   1979
Parrish              Co., Inc. and
   (57)              Kenbridge Oil Co., Inc.

Executive Officers of the Company

The executive officers of the Bank and their positions are set forth below:

  Name (Age)        Position Held with Subsidiary    Officer Since

Ben L. Watson,      Director, President and CEO           1971
III  (A)
   (52)

Michael O.          Vice President for Branch             1975
Walker (B)          Administration and
   (45)             Marketing and Recording
                    Secretary

Janice C.           Vice President, Cashier, and          1976
Whitlow  (C)        Compliance
   (49)             Officer

(A) Mr. Watson serves in a dual capacity of President and CEO for both the Company and the subsidiary.

(B) Mr. Walker also serves as Recording Secretary of the Company.

(C)  Mrs. Whitlow also serves as Treasurer of the Company.

     Mr. Watson and Mrs. Whitlow have served the Bank since it commenced business in 1971. Mr. Watson started with the Bank as Operations Officer, was appointed Cashier in 1973, appointed EVP in 1975, and appointed to his current position in March of 1990. Mrs. Whitlow was appointed Operations Officer and Cashier in 1978, Assistant Vice President and Cashier in 1980, Vice President, Cashier, and Compliance Officer in 1988, and to her current position of Senior Vice President, Cashier, Assistant Secretary, and Compliance Officer in 1993.

     Mr. Walker came to the Bank in 1974 as Branch Manager of the Victoria office. He was appointed Assistant Vice
President in 1980, Vice President in 1988, Vice President for Branch Administration and Marketing in 1989, and to his current position of Senior Vice President in 1993.

ITEM 11    EXECUTIVE COMPENSATION

A.   Summary of Cash and Certain Other Compensation to Executive Officer



                                Annual Compensation     Long-Term Compensation

                                                        Number of
  Name and                   Incentive      (1) (2)    Securities
  Principal                Compensation  Other Annual  Underlying   All Other
  Position     Year  Salary($) Bonus($) Compensation($) Option   Compensation

Ben L.
Watson, III    1995   75,000     52,896         5,700     4,000        None
President &    1994   72,444     46,507         5,700     None         None
CEO            1993   68,832     46,182         4,875     None         None

     (1) All benefits which might be considered personal in nature did not exceed he lesser of $50,000 or 10% of the total salary and bonus.

     (2) Other Annual Compensation includes directors fees paid for services performed as a director of the Bank.

B.   Compensation to Directors

          No fees are paid to directors for service on the Board of the Company. During 1995, a fee of $3,000 per director was paid, based on the performance of the Company, plus $225 for each Board meeting attended and $145 for each committee meeting attended during the year.

C.   Employment Agreements

          The Company, or its subsidiary, has no employment agreements with any of its employees.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 15, 1996:
                                                 Shares
                                              Beneficially
                                                  Owned
                                                   % of
                            Director/Officer      Shares
              Principal        of Company/         Bene
Name and Age  Occupation        Subsidiary         Owned

H. Clarence    Retired                1971      40,000.000 (1)
Love           President,
   (70)        Commonwealth                        2.77%
               Tobacco
               Co., Inc.

R. Michael     Pharmacist             1978      41,448.065 (2)
Berryman
   (55)                                            2.87%

Ben L.         President              1971
Watson, III    Company and                       6,975.304 (3)
   (52)        subsidiary
                                                    .48%

C. Edward      Pharmacist             1971      14,248.326
Hall
   (55)                                             .99%

Lewis W.       Physician              1971      16,460.712 (4)
Bridgforth
   (56)                                            1.14%

William J.     Building               1989      11,782.509 (5)
Callis         Contractor
   (54)                                             .82%

Earl C.        Provost                1986
Currin, Jr.                                      5,376.108
   (51)                                             .37%

J. Ryland      Personnel              1986
Hamlett        Director                          5,065.603
   (53)                                             .35%

Larry L.       Sales Manager          1971      20,325.734 (6)
Overton
   (66)                                            1.41%

Wayne J.       Principal of           1979
Parrish        Parrish                           9,538.821 (7)
   (57)        Trucking Co.,
               Inc. and                             .66%
               Kenbridge Oil
               Co., Inc.

Michael O.     Vice President         1975      19,709.796 (8)
Walker         for
   (45)        Branch                              1.36%
               Administration
               and Marketing
               and Recording
               Secretary
               Benchmark
               Community Bank

Janice C.      Vice President,        1976
Whitlow        Cashier,                         2,464.227 (9)
   (49)        and Compliance
               Officer                              .17%
               Benchmark
               Community Bank

                                                            Shares
                                                         Beneficially
                                                            Owned
                                                             % of
                                                            Shares
                                                             Bene
                                                            Owned

Number and Percentage of Company Common Stock held
beneficially as of March 15, 1995 by Directors            193,395.205
and Executive Officers of the Company (12 persons).             13.39%

(1) Includes 31,200 shares held jointly with Mr. Love's wife, and 2,000 shares owned solely by her.

(2)  Includes 21,709.098 shares held jointly with Mr.
     Berryman's wife and 2,642.557 shares held as custodian for one of his children.

(3) Includes 211.065 shares owned solely by Mr. Watson's wife.

(4)  Includes 9,158.617 shares owned solely by Dr.
     Bridgforth's wife.

(5) Includes 6,716.906 shares held jointly with Mr. Callis' wife.

(6)  Includes 13,297.209 shares held jointly with Mr.
     Overton's wife, and 1,329.720 shares owned solely by her.

(7)  Includes 2,538.201 shares held jointly with Mr.
     Parrish's wife, and 256.813 shares owned solely by her.

(8)  Includes 11,537.997 shares owned jointly with wife.

(9)  Includes 741.727 shares owned jointly with husband and
     41.205 shares solely by husband.

The share ownership listed above reflects the shares necessary to meet the ownership requirements for bank directors pursuant to the Virginia Banking Act.

No person owned of record or was known to own beneficially more than 5% of the outstanding common stock of the Company as of December 31, 1995. The following table details information concerning a stock certificate holder that is in the business of marketing investments.

Actual ownership of shares or partial shares by investors through this company is not known by management. The following table provides certificate holder information:

                   No. of Shares     Percentage
      Name        in Certificates  of Shares Held

CEDE & Company        262,743          18.33%
Box 20
Bowling Green Station
New York, NY  10081


ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to Related Parties

     During the past year, directors and executive officers of the Company, their affiliates and members of their immediate families were customers of, and had borrowing transactions with, the Company's banking subsidiary in the normal course of business. All outstanding loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectivity or present other unfavorable features.

     Balances, as of December 31, of the year are summarized below:

                                            1995      1994       1993

Executive Officers and their families      181,208    159,886   129,318
Directors and their families (1)           397,887    314,451   384,058
Corporations in which directors and
   officers had an interest                805,415    599,485   841,405

               Total                     1,384,510  1,073,822 1,354,781

(1) Loans to Mr. Watson that are reported as loans to executive officers are not included in loans to directors.

Refer to Item 14(a) - Financial Statement Schedules

     At year-end 1995, Directors and Executive Officers had been granted lines of credit in the amount of $862,500. As of December 31, 1995, $605,224 of these lines were unexercised and available.

Stock Sales to Related Parties

     Other than the dividend reinvestment plan in which nine directors and all executive officers participated in the purchasing of Company stock, 3,640 additional shares were purchased during 1995 at an average price of $14.52 per share.


PART IV

ITEM 14 (a) (1) and (2)    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON
                           FORM 8-K

     The following consolidated financial statements of Benchmark Bankshares, Inc. and its subsidiary, Benchmark
Community Bank, included in the annual report of the registrant to its shareholders for the year ended December
31, 1995 are included in Item 8:

  Consolidated Statements of Financial Condition - December 31, 1995 and 1994 Consolidated Statements of Income - Years Ended December 31, 1995, 1994,
        and 1993
  Consolidated Statements of Shareholders' Equity - Years Ended December 31,
        1995 and 1994
  Consolidated Statements of Cash Flows - Years Ended December 31, 1995,
        1994, and 1993
  Notes to Consolidated Financial Statements - December 31, 1995

     The following consolidated financial statement schedules of Benchmark Bankshares, Inc. and its subsidiary, Benchmark Community Bank, are included in Item 14 (d):

     Schedule II - Indebtedness to Related Parties

     Schedule V - Property, Plant, and Equipment

     Schedule VI - Accumulated depreciation, depletion, and amortization of Property, Plant, and Equipment

     Supplemental Information to the Audited Financial Statements pursuant to SEC regulations.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


ITEM 14 (a) (3)    LISTING OF EXHIBITS INCLUDED IN 14 (c)

                                  Page Number of
                                 Incorporation by
                                   Reference to

( 1)  Articles of             Page 57 - Item 14(c) -
Incorporation                 Exhibit 1 of Form 10K, December 31, 1989

( 2)  (a)  Amendments to      Page 76 - Item 14(c) - Exhibit 2 of
           Articles of        Form 10K, December 31, 1989
           Incorporation

       (b)  Amendments to     Page 58 - Item 14(c) Exhibit 2(b) of
            Articles of       Form 10K, December 31, 1990
            Incorporation

       (c)  Amendment to      Page 68 - Item 14(c) - Exhibit 2(c) of
            Articles of       Form 10K, December 31, 1992
            Incorporation

( 3)  Bylaws of Incorporation Page 83 - Item 14(c) - Exhibit 3 of
                              Form 10K, December 31, 1989

( 4)  Amendments to Bylaws    Page 106 - Item 14(c) - Exhibit 4 of
                              Form 10K, December 31, 1989

( 5)  Indemnity Agreement     Page II-11-26 in Exhibit 10.1 of Form S-1 filed
                              September 1, 1989

( 6)  List of Subsidiaries

( 7)  Bonus Plans of Bank     Page 60 - Item 14(c) -
      Officers                Exhibit 7(a)-7(b) of Form 10K, December 31, 1990

( 8)  Directors Performance   Page 72 - Item 14(c) -
      Compensation Schedule   Exhibit 8 of
                              Form 10K, December 31, 1992

( 9) Resolution to Amend the Page 71 - Item 14(c) - Exhibit 9(a) of Articles of Incorporation to Form 10K, December 31, 1993 increase the number of authorized shares from
2,000,000 to 4,000,000
concurrent with the directors
election to have a two for one
stock split

(10)  Stock Option Plans      Exhibits A and B of
                              1995 Proxy and Information Statement
                              for the April 20, 1995 Annual Meeting of
                              Stockholders

(11)  Consent of Certified Public Accountants


ITEM 14(b)    REPORTS ON FORM 8-K

     There was no required filing of Form 8-K warranted as a result of action taken by the Company during the reporting period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 1996.

                 Benchmark Bankshares, Inc.
       (formerly Lunenburg Community Bankshares, Inc.)
                        (Registrant)




By   Ben L. Watson, III                 By     Janice C. Whitlow,
           President                           Cashier and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 15, 1996.


Wayne J. Parrish, Director         03-15-96
C. Edward Hall, Director           03-15-96
H. Clarence Love, Chairman         03-15-96
Larry L. Overton, Secretary        03-15-96
Earl C. Currin, Jr., Director      03-15-96
J. Ryland Hamlett, Director        03-15-96
Ben L. Watson, III, President      03-15-96


ITEM 14(c)    EXHIBIT 6

     The only subsidiary of the Registrant is Benchmark
Community Bank, a Virginia banking corporation, located in Kenbridge, Lunenburg County, Virginia. It is owned 100% by
Registrant.

ITEM 14(c)    EXHIBIT 23


                       March 15, 1996


     Consent of Independent Certified Public Accountants


Shareholders and Board of Directors
Benchmark Bankshares, Inc.


     We hereby consent to the incorporation by reference in the Registration Statement (Form S-8) pertaining to the Benchmark Bankshares, Inc. Inventive Stock Option Plans of our report dated January 23, 1995. With respect to the financial statements incorporated therein by reference of Benchmark Bankshares, Inc. and Subsidiary for the year ended December 31, 1994.





                              Creedle, Jones, and Alga, P. C.
                              Certified Public Accountants


ITEM 14(d)    SCHEDULE II - INDEBTEDNESS TO RELATED PARTIES

                                    Year Ended December 31, 1995

                                  Balance
                                     at                          Balance
                                 Beginning                      at End of
Name of Person                   of Period Additions  Deductions  Period

Executive Officers, Directors,
and Their Related Interest       1,073,822    684,931   374,243  1,384,510

W. J. Callis, Director
   (2) (3) (4)                     404,944    380,000    62,518    722,426


                                    Year Ended December 31, 1994

Executive Officers, Directors,
and Their Related Interest (1)   1,354,781    185,271   466,230  1,073,822

                                    Year Ended December 31, 1993

Executive Officers, Directors,
and Their Related Interest       1,234,368    436,402   315,989  1,354,781

W. J. Callis, Director
   (2) (3) (4)                     498,500     46,199    92,173    452,526

(1) No related parties had indebtedness that exceeded 5% of the capital of the Company.

(2) Loans to related parties that exceed 5% of the capital of the Company.

(3)  Loans to business interest.

(4) Loans are included in the totals presented for the executive officers, directors, and their interest.

Item 14(d)  Schedule V - PROPERTY, PLANT, AND EQUIPMENT

                                Benchmark Bankshares, Inc.

                               Year Ended December 31, 1995


         Col. A              Col. B        Col. C        Col. D        Col. E        Col. F
                           Balance at                                   Other        Balance
                            Beginning     Additions                    Changes      at End of
     Classification         of Period      at Cost     Retirement   Add (Deduct)     Period

Land                           508,489       159,847                                   668,336

Buildings and improvement    1,240,541         4,051                                 1,244,592
Leasehold improvements         103,271        48,173                                   151,444
                             1,343,812        52,224                                 1,396,036

Equipment, furniture, and
   fixtures                  1,340,581        78,588      (253,767)                  1,165,402

Construction in progress                     154,948                                   154,948

               Total         3,192,882       445,607      (253,767)                  3,384,722


                                Year Ended December 31, 1994


Land                           503,481         5,008                                   508,489

Buildings and improvement    1,231,889                                     8,652     1,240,541
Leasehold improvements         101,988                                     1,283       103,271
                             1,333,877                                     9,935     1,343,812

Equipment, furniture, and
   fixtures                  1,261,737        47,678          (278)       31,444     1,340,581

Construction in progress        41,379                                   (41,379)

               Total         3,140,474        52,686          (278)                  3,192,882


                                        Year Ended December 31, 1993

         Col. A              Col. B        Col. C        Col. D        Col. E        Col. F
                           Balance at                                   Other        Balance
                            Beginning     Additions                    Changes      at End of
     Classification         of Period      at Cost     Retirement   Add (Deduct)     Period

Land                           363,187       140,294                                   503,481

Buildings and improvement      631,464       600,425                                 1,231,889
Leasehold improvements         101,988                                                 101,988
                               733,452       600,425                                 1,333,877

Equipment, furniture, and
   fixtures                  1,010,414       251,323                                 1,261,737

Construction in progress       619,685        41,379                    (619,685)       41,379

               Total         2,726,738     1,033,421                    (619,685)    3,140,474

ITEM 14(d)    SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND
                            AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT

                                  Benchmark Bankshares, Inc.

                                Year Ended December 31, 1995

                                          Additions
                           Balance at    Charged to                     Other      Balance at
                            Beginning     Cost and                     Changes       End of
       Description          of Period     Expenses     Retirements  Add (Deduct)     Period

Building and improvements      382,606        48,056                                   430,662
Leasehold improvements          93,794        38,260                                   132,054
               Total           476,400        86,316                                   562,716

Equipment, furniture, and
   fixtures                  1,005,302        70,230      (253,767)                    821,765

               Total         1,481,702       156,546      (253,767)                  1,384,481

                                Year Ended December 31, 1994

                                          Additions
                           Balance at    Charged to                     Other      Balance at
                            Beginning     Cost and                     Changes       End of
       Description          of Period     Expenses     Retirements  Add (Deduct)     Period

Building and improvements      335,311        47,295                                   382,606
Leasehold improvements          78,322        15,472                                    93,794
               Total           413,633        62,767                                   476,400

Equipment, furniture, and
   fixtures                    885,955       119,625          (278)                  1,005,302

               Total         1,299,588       182,392          (278)                  1,481,702

                                Year Ended December 31, 1993

                                          Additions
                           Balance at    Charged to                     Other      Balance at
                            Beginning     Cost and                     Changes       End of
       Description          of Period     Expenses     Retirements  Add (Deduct)     Period

Building and improvements      295,449        39,862                                   335,311
Leasehold improvements          60,115        18,207                                    78,322
               Total           355,564        58,069                                   413,633

Equipment, furniture, and
   fixtures                    762,917       123,038                                   885,955

               Total         1,118,481       181,107                                 1,299,588

Item 14(d)(1) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                               Benchmark Bankshares, Inc.

                                (Parent Corporation Only)

                        Balance Sheet, December 31, 1995 and 1994


                                      A S S E T S

                                                      1995          1994

Cash                                               152,953       106,920
Investment in subsidiary                        12,213,695     9,751,577
Land                                               215,816       215,816

               Total Assets                     12,582,464    10,074,313


                           Liabilities and Stockholders' Equity

Liabilities
   Dividends payable                               286,709       213,035

               Total Liabilities                   286,709       213,035

Stockholders' Equity
   Common stock, par value $.42 per share,
      authorized 2,000,000 shares; issued and
      outstanding 705,254 shares                   301,044       298,248
   Surplus                                       3,007,305     2,820,466
   Retained earnings                             8,987,406     6,742,564

   Total Stockholders' Equity                   12,295,755     9,861,278

   Total Liabilities and Stockholders' Equity   12,582,464    10,074,313


Item 14(d)(2)  SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL
               STATEMENTS PURSUANT TO SEC REGULATIONS

                                 Benchmark Bankshares, Inc.

                                  (Parent Corporation Only)

                                     Statement of Income

                        Years Ended December 31, 1995, 1994, and 1993


                                              1995          1994          1993

Income
   Rental income                             7,200         7,200

Expenses
   Professional fees                        10,300        32,923        28,406
   Supplies                                  8,935        10,644         6,693
   Taxes - miscellaneous                     4,532           543           518

               Total Expenses               23,767        44,110        35,617

Income (Loss) Before Equity in
   Undistributed Income of Subsidiary      (16,567)      (36,910)      (35,617)

Equity in Undistributed Income of
   Subsidiary                            2,225,766     2,011,543     1,764,716

               Net Income                2,209,199     1,974,633     1,729,099


                                 Benchmark Bankshares, Inc.

                                 (Parent Corporation Only)

                          Statement of Changes in Stockholders' Equity

                          Years Ended December 31, 1995, 1994, and 1993


                                         Common                     Retained
                                          Stock        Surplus      Earnings

Balance January 1, 1993                    296,207     2,693,602     4,289,577

Net income                                                           1,729,099
Cash dividend                                                         (317,364)

Balance December 31, 1993                  296,207     2,693,602     5,701,312

Sale of stock                                2,042       126,896
Redemption of stock                             (1)          (32)
Net income                                                           1,974,633
Cash dividend                                                         (397,029)
Unrealized security gains (losses)                                    (536,352)

Balance December 31, 1994                  298,248     2,820,466     6,742,564

Sale of stock                                2,798       186,945
Redemption of stock                             (2)         (106)
Net income                                                           2,209,199
Cash dividend                                                         (500,709)
Unrealized security gains                                              204,815

Balance December 31, 1995                  301,044     3,007,305     8,655,869

Items 14(d)(3)  SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS
                PURSUANT TO SEC REGULATIONS

                               Benchmark Bankshares, Inc.

                               (Parent Corporation Only)

                                Statement of Cash Flows

                       Years Ended December 31, 1995, 1994, and 1993


                                              1995          1994          1993

Cash Flows from Operating Activities
 Net income                              2,209,199     1,974,633     1,729,099
 Decrease in other liabilities                          (105,294)      105,294

      Provided by Operating Activities   2,209,199     1,869,339     1,834,393

Cash Flows from Investing Activities
 Undistributed earnings of subsidiary   (1,925,766)   (2,011,541)   (1,764,716)
 Capital contribution to subsidiary                                   (140,294)
 Purchase of premises                                     (5,009)

          Net Cash (Used) Provided by
             Investing Activities       (1,925,766)   (2,016,550)   (1,905,010)

Cash Flows from Financing Activities
   Dividends paid                         (427,035)     (360,308)     (387,890)
   Sale of common stock                    189,743       128,938
   Redemption of stock                        (108)          (33)

               Net Cash Used in Financing
                  Activities              (237,400)     (231,403)     (387,890)

Net Increase (Decrease) in Cash             46,033      (378,614)     (458,507)

Cash at Beginning of Year                  106,920       485,534       944,041

Cash at End of Year                       $152,953      $106,920      $485,534

ITEM 14(d)(4) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

Investment Securities - Realized Gains and Losses

                                                Realized      Realized
                                                  Gains        Losses

For the Year Ended December 31, 1995
   U. S. Government Agencies                           420         2,329
   States and Political Subdivisions                   861

               Total                                 1,281         2,329

For the Year Ended December 31, 1994
   U. S. Government Agencies                        22,534         1,917
   States and Political Subdivisions                   488

               Total                                23,022         1,917

ITEM 14(d)(5) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

Capital Ratios for the Bank Subsidiary

                                                  Bank
                                                 Ratios

Total Capital to Risk Weighted Assets            13.86%

Tier I Capital to Risk Based Assets              12.92%

Tier I Capital to Total Book Assets              9.03%