Form 10QSB
period 1996-03-31
BENCHMARK BANKSHARES INC
filed 1996-05-14
CIK 804563

Form 10-QSB

              U. S. Securities and Exchange Commission

                        Washington, DC  20549


[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

      For the 3-month period ended March 31, 1996.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to ______________


                    Commission File No. 000-18445


                     Benchmark Bankshares, Inc.
           (Name of Small Business Issuer in its Charter)

     Virginia                                54-1460991
(State or Other                           (I.R.S. Employer
Jurisdiction of                              I.D. No.)
 Incorporation or
Organization)

                     100-102 South Broad Street
                     Kenbridge, Virginia  23944
              (Address of Principal Executive Offices)

              Issuer's Telephone Number:  (804)676-8444


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes [X]   No [  ]        (2)  Yes [X]  No [  ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest applicable date:

                            1,442,176.021

                             Form 10-QSB

                     Benchmark Bankshares, Inc.

                     Part I - Table of Contents

                           March 31, 1996


Part I         Financial Information

   Item 1    Consolidated Balance Sheet

             Consolidated Statement of Income

             Condensed Consolidated Statement of Cash Flows

             Notes to Consolidated Financial Statements

   Item 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations



   Form 10-QSB

   Benchmark Bankshares, Inc.

   Consolidated Balance Sheet


                                      (Unaudited) (Audited)
                                       March 31,  December 31,
                                         1996       1995

Assets
   Cash and due from banks             3,788,382   4,397,058
   Securities
      Federal Agency obligations       7,576,511   7,870,567
      State and municipal obligations 10,974,991  11,112,356
      Other securities                   137,000     137,000
      Federal funds sold               7,271,000   5,862,000

   Loans                             108,470,917 103,723,930
      Less
         Unearned interest and fees     (270,010)   (275,998)
         Loan loss reserve            (1,084,709) (1,037,344)

               Net Loans             107,116,198  102,410,588

   Premises and equipment - net        2,347,281   2,000,241
   Accrued interest receivable         1,390,226   1,267,967
   Deferred income taxes                 245,590     151,931
   Other assets                          185,777     153,807
               Total Assets          141,032,956 135,363,515

Liabilities and Shareholders'
Equity
   Deposits
      Demand (non-interest bearing)   12,241,244  12,392,332
      NOW accounts                    13,002,165  11,589,895
      Money market accounts            5,990,613   5,542,293
      Savings                          8,432,463   7,679,313
      Time, $100,000 and over         13,829,055  12,734,404
      Other time                      73,311,768  71,684,402
               Total Deposits        126,807,308 121,622,639

   Accrued interest payable              650,314     650,822
   Accrued income tax payable            366,490      97,302
   Divendends payable                          -     286,709
   Other liabilities                     137,783     205,473

               Total Liabilities     127,961,895 122,862,945


Shareholders' Equity
   Common stock, par value $.21
    per share,authorized
    4,000,000 shares; issued
    and outstanding 03-31-96
    1,442,176.021, issued and
    outstanding 12-31-95 1,433,544.679   302,857     301,044
   Capital surplus                     3,132,793   3,007,305
   Retained earnings                   9,581,894   8,987,406
   Unrealized security gains net
     of tax effect                        53,517     204,815

        Total Shareholders' Equity    13,071,061  12,500,570

        Total Liabilities and
        Shareholders' Equity         141,032,956 135,363,515


     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.








See notes to consolidated financial statements.



          Form 10-QSB

   Benchmark Bankshares, Inc.

Consolidated Statement of Income

          (Unaudited)

                                    Three
                                    Months
                                 Ended March
                                     31,
                                     1996         1995
Interest Income
   Interest and fees on loans       2,676,281   2,247,812
   Interest on U. S. Government
     obligations                      140,868      76,748
   Interest on State and
     municipal obligations            145,442     129,853
   Interest on Federal funds
     sold                              75,065      80,963

        Total Interest Income       3,037,656   2,535,376

Interest Expense
   Interest on deposits             1,485,971   1,153,668

Net Interest Income                 1,551,685   1,381,708
Provision for Loan Losses              67,988      36,975

               Net Interest Income
               after Provision      1,483,697   1,344,733

Non-Interest Income
   Service charges, commissions,
    and fees on deposits               84,481      77,608
   Other operating income              51,131      51,280
   (Losses) on sale of securities      (7,700)       (359)
   Rental income                        1,800       1,800

         Total Non-Interest Income    129,712     130,329

Non-Interest Expense
   Salaries and wages                 426,906     369,247
   Employee benefits                   84,553      88,179
   Occupancy expenses                  37,202      34,900
   Furniture and equipment expense     34,067      33,446
   Other operating expenses           182,726     238,979

       Total Non-Interest Expense     765,454     764,751

Net Income before Taxes               847,955     710,311
Income Taxes                          253,469     212,748

Net Income                            594,486     497,563

Net Income per Share *                    .41        0.35

   * Weighted average reflecting
     net sale of 8,631 shares on
     January 25, 1996 and 6,459
     shares on January 31, 1995,
     respectively.




See notes to consolidated financial statements.

          Form 10-QSB

   Benchmark Bankshares, Inc.

Condensed Consolidated Statement
         of Cash Flows

          (Unaudited)

                                                      Three
                                                      Months
                                                  Ended March 31,
                                                 1996         1995

Cash Provided by Operations                     655,237     545,563

Cash Provided by Financing Activities
   Net increase in demand deposits
     and interest bearing transaction
     accounts                                 1,261,182     878,888
   Net increase (decrease) in
savings and money
      market deposits                         1,201,470    (128,243)
   Net increase in certificates of deposit    2,722,017   3,325,569
   Decrease in dividends payable               (286,709)   (213,035)
   Sale of stock                                127,301      93,650

     Total Cash Provided by Financing
           Activities                         5,025,261   3,956,829

Cash Used in Investing Activities
   Purchase of securities                    (1,345,000)   (250,000)
   Sale of Securities                           509,747           -
   Maturity of securities                     1,037,436      65,475
   Net increase in loans                     (4,705,610) (3,053,569)
   Purchase of premises and equipment          (376,747)    (30,172)

    Total Cash Used by Investing Activities  (4,880,174) (3,268,266)

Increase (Decrease) in Cash and Cash
     Equivalents                                800,324   1,234,126

See notes to consolidated financial statements.


                             Form 10-QSB

                     Benchmark Bankshares, Inc.

             Notes to Consolidated Financial Statements

                           March 31, 1996


1.   Basis of Presentation

          The accompanying consolidated financial statements and related notes of Benchmark Bankshares, Inc. and its subsidiary Benchmark Community Bank were prepared by management, which has the primary responsibility for the integrity of the financial information. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts that are based on management's best estimates and judgments.

          In meeting its responsibilities for the accuracy of its financial statements, management relies on the Corporation's internal accounting controls. The system provides reasonable assurances that assets are safeguarded and transactions are recorded to permit the preparation of appropriate financial information.

          The interim period financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to a fair presentation of financial position, results of operation, and changes in financial position for the interim periods herein reported.

2.   Significant Accounting Policies and Practices

          The accounting policies and practices of Benchmark
     Bankshares, Inc. conform to generally accepted accounting principles and general practice within the banking industry.
     Certain of the more significant policies and practices follow:

     (a)  The consolidated financial statements of Benchmark
          Bankshares, Inc. and its wholly owned subsidiary, Benchmark Community Bank include the accounts of both companies. All material inter-company balances and transactions have been eliminated in consolidation.

     (b) Investment Securities. Pursuant to guidelines established in FAS 115, the Company has elected to classify a portion of its current portfolio as securities available-for-sale. This category refers to investments that are not actively traded, but are not anticipated by management to be held to maturity. Typically, these types of investments will be utilized by management to meet short-term asset/liability management needs. The remainder of the portfolio is classified as held to maturity. This category refers to investments that are anticipated by management to be held until they mature.

          For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value (net of any tax effect) as of the date of the statements; however, unrealized holding gains or losses are to be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. Securities classified as held to maturity are recorded at cost. The resulting book value ignores the impact of current market trends.

     (c) Loans. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding (simple interest). Unearned interest on certain installment loans is recognized as income using the rule of 78's method, which materially approximates the effective interest method. Loan fees and related costs are recognized as income and expense in the year the fees are charged and costs incurred.

     (d) Allowance for Loan Losses. The allowance for loan losses is increased by provisions charged to expense and decreased by loan losses net of recoveries. The provision for loan losses is based on the Bank's loan loss experience and management's detailed review of the loan portfolio which considers economic conditions, prior loan loss experience, and other factors affecting the collectivity of loans. Accrual of interest is discontinued on loans past due 90 days or more when collateral is inadequate to cover principal and interest or immediately if management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection is doubtful.

     (e) Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed generally by the straight line basis over the estimated useful lives of the assets. Additions to premises and equipment and major betterments and replacements are added to the accounts at cost.
          Maintenance and repairs and minor replacements are expensed as incurred. Gains and losses on dispositions are reflected in current earnings.

     (f) Depreciation. For financial reporting, property and equipment are depreciated using the straight line method; for income tax reporting, depreciation is computed using statutory accelerated methods. Leasehold improvements are amortized on the straight line method over the estimated useful lives of the improvements. Income taxes in the accompanying financial statements reflect the depreciation method used for financial reporting and, accordingly, include a provision for the deferred income tax effect of depreciation which will be recognized in different periods for income tax reporting.

     (g)  Earnings Per Share

          Earnings per share were computed by using the average shares outstanding for each period presented. The 1996 average shares have been adjusted to reflect the sale of 8,631 shares of the Company's common stock through the dividend reinvestment plan on January 25, 1996. The 1995 average shares have been adjusted to reflect the sale of 6,459 shares through the dividend reinvestment program on January 31, 1995. The average shares of outstanding stock for the first quarter of 1996 and 1995 were 1,439,848 shares and 1,424,558, respectively.

          The Company has granted options to purchase 70,000 shares of Benchmark Bankshares stock to employees and directors under two separate incentive stock plans. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.


      (h)  The table below reflects the components of the Net
          Deferred Tax Asset account as of March 31, 1996:

Deferred tax assets resulting from
   loan loss reserves                      330,517
Deferred tax liabilities resulting from
   depreciation                            (57,357)
Unrealized securities losses
                                           (27,570)

              Net Deferred                 245,590


     Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          FIRST QUARTER 1996

          Earnings Summary

               Net income of $594,486 for the first quarter of 1996 increased $96,923 or 19.48% as compared to net income of $497,563 earned during the first quarter of 1995. Earnings per share of $.41 as of March 31, 1996 increased $.06 over the March 31, 1995 level of $.35. The annualized return on average assets of 1.72% increased .6% while the annualized return on average equity of 18.60% decreased 3.83% when comparing first quarter 1996 results with those of first quarter 1995.

               The increase in earnings and return on assets reflects a continued growth in loans and deposits with a favorable interest rate spread.

          Interest Income and Interest Expense

               Total interest income of $3,037,656 for the first quarter of 1996 increased $502,280 or 19.81% over interest income of $2,535,376 recorded during the first quarter of 1995. The major area of increase was in interest and fees on loans, which was a direct result from the growth of the loan portfolio. Due to greater deposit growth than loan growth, the investment portfolio is changing as investments in short and long-term instruments are beginning to reflect larger investment balances. Additionally, the Company has continued to increase its level of investments in municipal issues to take advantage of a more favorable tax treatment of the investment income.

               Total interest expense in the first quarter of 1996 increased to a level of $1,485,971. This amounted to an increase of $332,303 or 28.80% over the level reached during the first quarter of 1995. This increase in interest expense resulted from deposit growth, as well as the payment of higher interest rates to meet market competition.

          Provision for Loan Losses

               While the Company's loan loss experience ratio remains low, management continues to set aside increasing provisions to the loan loss reserve. During the first quarter of 1996, the Bank increased the loan loss reserve by $47,365 to a level of $1,084,709 or 1.0% of the outstanding loan balance.

               At year end 1995, the reserve level amounted to $1,037,344 or 1.0% of the outstanding loan balance net of unearned interest.

          Non-Performing Loans

               Non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. As of March 31, 1996, the Company had $836,000 in non-performing loans or .8% of the loan portfolio. All of this amount was fully collateralized. Management feels the risk of loss is minimal.

          Non-Interest Income and Non-Interest Expense

               Non-interest income of $129,712 decreased $617 or 4.73% for the first quarter of 1996 as compared to the level of $130,329 reached during the first quarter of 1995. The decrease primarily resulted from a large loss on the sale of securities for the first quarter of 1996.

               Non-interest expense of $765,454 increased $703 or .1% for the first quarter of 1996 as compared to the level of $764,751 reached during the first quarter of 1995 as increases in salaries were offset by a decrease in other operating expenses.

          Off Balance Sheet Instruments/Credit Concentrations

               The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Unless noted otherwise, the Company does not require collateral or other security to support these financial instruments. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to facilitate the transaction of business between these parties where the exact financial amount of the transaction is unknown, but a limit can be projected. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. There is a fee charged for this service.

               As of March 31, 1996, the Bank had $105,000 outstanding letters of credit all of which will mature within twelve months. This represents a $7,500 or 6.67% decrease over the year end level. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer.

          Liquidity

               As of the end of the first quarter of 1996, $51,246,488 or 47.24% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $13,829,055 in certificates of deposits of $100,000 or more of which $6,681,385 mature in one year or less.

               Currently, the Bank has a maturity average ratio for the next twelve months of 63.53% when comparing asset and certificate of deposit maturities.

               At year end 1995, $47,402,000 or 45.7% of gross loans were scheduled to mature or were subject to repricing within one year and $39,480,000 in certificates of deposit were scheduled to mature during 1996.


          Capital Adequacy

               Total shareholder equity was $13,071,061 or 9.27% of total assets as of March 31, 1996. This compared to $12,500,570 or 9.23% of total assets as of December 31, 1995.

               Primary capital (shareholders' equity plus loan loss reserves) of $14,155,770 represents 10.04% of total assets as of March 31, 1996 as compared to $13,537,914 or 10.00%
          of total assets as of December 31, 1995.

               The increase in the equity position resulted from a significant increase in earnings in the first quarter of 1996 versus the first quarter of 1995; however, this gain was somewhat offset by a decline in the market value of securities classified as available-for-sale.


                             Form 10-QSB

                     Benchmark Bankshares, Inc.

                           March 31, 1996


     Part II   Other Information

     Item 1         Legal Proceedings

                    None

     Item 2         Changes in Securities

                    None

     Item 3         Defaults Upon Senior Securities

                    None

     Item 4         Submission of Matters to a Vote of Security
                      Holders

                    None

     Item 5         Other Information

                    None

     Item 6         Report on Form 8-K

                    No reports on Form 8-K have been filed during the
                      quarter ended March 31, 1996.

                             Form 10-QSB

                     Benchmark Bankshares, Inc.

                           March 31, 1996


                             Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                     Benchmark Bankshares, Inc.
                            (Registrant)




Date:  April 18, 1996
                                            Ben L. Watson, III
                                            Ben L. Watson, III
                                            President CEO





Date: April 18, 1996                         Janice C. Whitlow
                                             Janice C. Whitlow
                                             Cashier and Treasurer