Form 10KSB/A
period 1995-12-31
BENCHMARK BANKSHARES INC
filed 1996-07-11
CIK 804563

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549


                        FORM 10-KSB/A

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (Fee Required)

      For the fiscal year ended December 31, 1995.

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (No Fee Required)

      For the transition period from ______________ to ______________.

 Commission file number 000-18445.

                 Benchmark Bankshares, Inc.
       (Name of small business issuer in its charter)

           Virginia                    54-1460991
(State or other jurisdiction of     (I.R.S. Employer
       incorporation or           Identification No.)
      organization)

    100 South Broad Street
      Kenbridge, Virginia                23944
(Address of principal executive        (Zip Code)
           offices)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 10, 1996.

                     Benchmark Bankshares, Inc.
          (formerly Lunenburg Community Bankshares, Inc.)
                             (Registrant)

By   Ben L. Watson, III                 By    Janice C. Whitlow
     President                                Cashier and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on July 10, 1996.

Name and Title
Earl C. Currin, Jr., Director                    07-10-96
C. Edward Hall, Director                         07-10-96
Lewis W. Bridgforth, Director                    07-10-96
Larry L. Overton, Director                       07-10-96
H. Clarence Love, Director                       07-10-96
Ben L. Watson, III, Director                     07-10-96
William J. Callis, Director                      07-10-96
J. Ryland Hamlett, Director                      07-10-96
R. Michael Berryman, Director                    07-10-96