Form 10QSB
period 1996-09-30
BENCHMARK BANKSHARES INC
filed 1996-11-14
CIK 804563

Form 10-QSB

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934

For the 9-month period ended September 30, 1996.

[  ]  Transition Report Under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the transition period from ______________ to ______________


                          Commission File No. 000-18445


                           Benchmark Bankshares, Inc.
                 (Name of Small Business Issuer in its Charter)

              Virginia                         54-1460991
(State or Other Jurisdiction of       (I.R.S. Employer ID No.)
 Incorporation or Organization)

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

                                  1,449,849.901


                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                                      Index

                               September 30, 1996


Part I            Financial Information

   Item 1            Consolidated Balance Sheet

                     Consolidated Statement of Income

                     Condensed Consolidated Statement of Cash Flows

                     Notes to Consolidated Financial Statements

     Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II           Other Information

   Item 1            Legal Proceedings

   Item 2            Changes in Securities

   Item 3            Defaults Upon Senior Securities

   Item 4            Submission of Matters to a Vote of Security Holders

   Item 5            Other Information

   Item 6            Report on Form 8K







                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                                  (Unaudited)         (Audited)
                                                                 September 30,       December 31,
                                                                      1996               1995
                                                                      ----               ----

Assets
Cash and due from banks .....................................   $   5,134,027    $   4,397,058
Securities
   Federal Agency obligations ...............................       7,632,363        7,870,567
   State and municipal obligations ..........................      10,148,304       11,112,356
   Other securities .........................................         137,000          137,000
   Federal funds sold .......................................       5,358,000        5,862,000

Loans .......................................................     116,777,242      103,723,930
   Less
      Unearned interest and fees ............................        (303,149)        (275,998)
      Loan loss reserve .....................................      (1,170,984)      (1,037,344)
                                                                -------------    -------------

            Net Loans .......................................     115,303,109      102,410,588

Premises and equipment - net ................................       3,002,294        2,000,241
Accrued interest receivable .................................       1,495,477        1,267,967
Deferred income taxes .......................................         319,421          151,931
Other assets ................................................         317,380          153,807
                                                                -------------    -------------

            Total Assets ....................................   $ 148,847,375    $ 135,363,515
=============================================================   =============    =============



                                            Form 10-QSB

                                     Benchmark Bankshares, Inc.

                                     Consolidated Balance Sheet


                                                                  (Unaudited)         (Audited)
                                                                 September 30,       December 31,
                                                                      1996               1995
                                                                      ----               ----
Liabilities and Shareholders' Equity
   Deposits
      Demand (non-interest bearing) ............................   $  13,261,503    $  12,392,332
      NOW accounts .............................................      13,373,856       11,589,895
      Money market accounts ....................................       6,480,620        5,542,293
      Savings ..................................................       8,196,107        7,679,313
      Time, $100,000 and over ..................................      14,305,896       12,734,404
      Other time ...............................................      78,189,233       71,684,402
----------------------------------------------------------------   -------------    -------------

               Total Deposits ..................................     133,807,215      121,622,639

   Accrued interest payable ....................................         680,579          650,822
   Accrued income tax payable ..................................            --             97,302
   Dividends payable ...........................................            --            286,709
   Other liabilities ...........................................         294,923          205,473
                                                                   -------------    -------------

               Total Liabilities ...............................     134,782,717      122,862,945

Shareholders' Equity
   Common stock, par value $.21 per share,  authorized
       4,000,000 shares; issued and  outstanding
       1,447,854.692  shares as of 9-30-96;
      and authorized a4,000,000 shares, issued and
      outstanding 1,433,544.679 shares as of 12-31-95 ..........         304,468          301,044
   Capital surplus .............................................       3,261,627        3,007,305
   Undivided profits ...........................................      10,532,016        8,987,406
   Unrealized security gains (losses) net of tax effect ........         (33,453)         204,815
                                                                   -------------    -------------

               Total Shareholders' Equity ......................      14,064,658       12,500,570
----------------------------------------------------------------   -------------    -------------

               Total Liabilities and Shareholders' Equity ......   $ 148,847,375    $ 135,363,515
================================================================   =============    =============

Note:  The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.



See notes to consolidated financial statements.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                      1996                 1995
                                                      ----                 ----
Interest Income
   Interest and fees on loans ....................   $ 8,404,562    $ 7,139,702
   Interest on U. S. Government obligations ......       406,524        278,121
   Interest on State and municipal obligations ...       425,039        430,449
   Interest on Federal funds sold ................       172,258        351,468
   Interest on other securities ..................         2,610          2,642


               Total Interest Income .............     9,410,993      8,202,382

Interest Expense
   Interest on deposits ..........................     4,564,718      3,926,645

               Net Interest Income ...............     4,846,275      4,275,737

Provision for Loan Losses ........................       220,628        100,419

               Net Interest Income after Provision     4,625,647      4,175,318

Non-Interest Income
   Service charges, commissions, and fees on
      deposits ...................................       258,419        256,701
   Other operating income ........................       168,983        190,876
   (Losses) on sale of securities ................        (8,725)        (1,855)
   Rental income .................................         5,400          5,400

               Total Non-Interest Income .........       424,077        451,122

Non-Interest Expense
   Salaries and wages ............................     1,322,776      1,137,299
   Employee benefits .............................       285,402        270,950
   Occupancy expense .............................       119,232        109,657
   Furniture and equipment expense ...............        97,472        114,089
   Other operating expense .......................       602,160        672,589

               Total Non-Interest Expense ........     2,427,042      2,304,584

               Net Income before Taxes ...........     2,622,682      2,321,856

Income Taxes .....................................       789,640        690,277

Net Income .......................................   $ 1,833,042    $ 1,631,579
==================================================   ===========    ===========

Net Income per Share .............................   $      1.27    $      1.14
                                                     ===========    ===========

See notes to consolidated financial statements.




                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                Three Months Ended September 30,
                                                        1996             1995
                                                        ----             ----
Interest Income
   Interest and fees on loans ....................   $ 2,907,501    $ 2,481,881
   Interest on U. S. Government obligations ......       133,612        112,725
   Interest on State and municipal obligations ...       135,440        147,690
   Interest on Federal funds sold ................        47,397        150,185

               Total Interest Income .............     3,223,950      2,892,481

Interest Expense
   Interest on deposits ..........................     1,563,822      1,442,662

               Net Interest Income ...............     1,660,128      1,449,819

Provision for Loan Losses ........................        63,898         10,010


               Net Interest Income after Provision     1,596,230      1,439,809

Non-Interest Income
   Service charges, commissions, and fees on
      deposits ...................................        89,961         90,401
   Other operating income ........................        59,105         70,354
   Rental income .................................         1,800          1,800
   (Losses) on sale of securities ................          (624)          (878)

               Total Non-Interest Income .........       150,242        161,677

Non-Interest Expense
   Salaries and wages ............................       450,620        393,005
   Employee benefits .............................       100,032         89,938
   Occupancy expense .............................        45,321         38,468
   Furniture and equipment expense ...............        34,840         42,423
   Other operating expense .......................       200,640        184,123

               Total Non-Interest Expense ........       831,453        747,957

               Net Income before Taxes ...........       915,019        853,529

Income Taxes .....................................       278,930        248,289

Net Income .......................................   $   636,089    $   605,240


Net Income per Share .............................   $      0.44    $      0.42

See notes to consolidated financial statements.


                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                     1996                 1995
                                                     ----                 ----

Cash Provided by Operations ....................   $  1,170,339    $  1,274,934

Cash Provided by Financing Activities
   Net increase in demand deposits and interest
      bearing transaction accounts .............      2,653,132       3,244,878
   Net increase (decrease) in savings and money
      market deposits ..........................      1,455,121      (1,512,739)
   Net increase in certificates of deposit .....      8,076,323      12,611,887
   Increase (decrease) in dividends payable ....       (286,709)       (213,035)
   Sale (redemption) of stock ..................        257,746         189,691
   Notes payable ...............................           --           155,000

      Total Cash Provided by Financing
          Activities ...........................     12,155,613      14,475,682

Cash Used in Investing Activities
   Purchase of securities ......................     (1,640,000)     (6,105,000)
   Sale of securities ..........................        509,747         849,545
   Maturity of securities ......................      2,035,352         964,493
   Net increase in loans .......................    (12,892,521)     (6,549,862)
   Purchases of premises and equipment .........     (1,105,561)        (57,156)

        Total Cash Used by Investing Activities     (13,092,983)    (10,897,980)

Increase (Decrease) in Cash and Cash Equivalents        232,969       4,852,636

Beginning Cash and Cash Equivalents ............     10,259,058       8,681,483

Ending Cash and Cash Equivalents ...............   $ 10,492,027    $ 13,534,119
================================================   ============    ============

Supplemental Data
   Interest paid ...............................   $  4,534,961    $  3,770,265
   Capitalized interest ........................          3,269            --
   Taxes paid ..................................        886,942         654,231

See notes to consolidated financial statements.



                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                        Three Months Ended September 30,
                                                            1996                  1995
                                                            ----                  ----

Cash Provided by Operations ..........................   $    439,944    $    529,017

Cash Provided by Financing Activities
   Net increase in demand deposits
      and interest bearing transaction accounts ......      2,210,921         428,843
   Net increase (decrease) in savings and money
      market deposits ................................        384,541        (463,004)
   Net increase in certificates of deposit ...........      2,979,252       3,753,738
   Decrease in dividends payable .....................       (288,435)       (214,003)
   Increase in notes payable .........................           --           155,000
   Sale of stock .....................................        130,456          96,058
                                                                         ------------

               Total Cash Provided by Financing
                  Activities .........................      5,416,735       3,756,632

Cash Used in Investing Activities
   Purchase of securities ............................           --        (3,750,000)
   Sale of securities ................................           --           333,048
   Maturity of securities ............................        316,092         344,435
   Net increase in loans .............................     (2,423,064)       (286,907)
   Purchases of premises and equipment ...............       (256,270)        (12,431)
                                                                         ------------

               Total Cash Used by Investing Activities     (2,363,242)     (3,371,855)
                                                                         ------------

Increase (Decrease) in Cash and Cash Equivalents .....      3,493,437         913,794

Beginning Cash and Cash Equivalents ..................      6,998,590      12,620,325
                                                         ------------    ------------

Ending Cash and Cash Equivalents .....................   $ 10,492,027    $ 13,534,119
======================================================   ============    ============

Supplemental Data
   Interest paid .....................................   $  1,538,051    $  1,389,952
   Taxes paid ........................................        278,930         234,199

See notes to consolidated financial statements.





                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 1996


1.       Basis of Presentation

                  The accompanying consolidated financial statements and related notes of Benchmark Bankshares, Inc. and its subsidiary, Benchmark Community Bank, were prepared by management, which has the primary responsibility for the integrity of the financial information. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts that are based on management's best estimates and judgments.

                  In meeting its responsibilities for the accuracy of its financial statements, management relies on the Company's internal accounting controls. The system provides reasonable assurances that assets are safeguarded and transactions are recorded to permit the preparation of appropriate financial information.

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

2.       Significant Accounting Policies and Practices

                  The accounting policies and practices of Benchmark Bankshares, Inc. conform to generally accepted accounting principles and general practice within the banking industry. Certain of the more significant policies and practices follow:
     (a) The consolidated financial statements of Benchmark Bankshares, Inc. and its wholly owned subsidiary, Benchmark Community Bank, include the accounts of both companies. All material inter-company balances and transactions have been eliminated in consolidation.
         (b) Investment Securities. Pursuant to guidelines established in FAS 115, the Company has elected to classify a portion of its current portfolio as securities available-for-sale. This category refers to investments that are not actively traded, but are not anticipated by management to be held to maturity. Typically, these types of investments will be utilized by management to meet short-term asset/liability management needs. The remainder of the portfolio is classified as held to maturity. This category refers to investments that are anticipated by management to be held until they mature.

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

         (g)      Earnings Per Share

                           Earnings per share were computed by using the average
                  shares outstanding for each period presented. The 1996 average shares have been adjusted to reflect the sale of 8,631 shares of the Company's common stock through the dividend reinvestment plan on January 25, 1996 and 7,673.88 shares on July 25, 1996. The 1995 average shares have been adjusted to reflect the sale of 6,459 shares through the dividend reinvestment program on January 31, 1995 and 6,859 shares on July 31, 1995. The average shares of outstanding stock for the first nine months of 1996 and 1995 were 1,447,854 shares and 1,429,052 shares, respectively.

                           The Company has  granted  options to purchase  74,500
                  shares of Benchmark Bankshares, Inc. stock to employees and directors under two separate incentive stock plans. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

        (h)      Cash and Cash Equivalents

                  The term cash as used in the Condensed Consolidated Statement of Cash Flows refers to all cash and cash equivalent investments. For purposes of the statement, Federal Funds sold, which have a one day maturity, are classified as cash equivalents.

         (i) The table below reflects the components of the Net Deferred Tax Asset account as of September 30, 1996:

             Deferred tax assets resulting from loan
                loss reserves                                     $359,544

             Deferred tax liabilities resulting from
                depreciation                                       (57,356)

             Unrealized securities losses                           17,233

                   Net Deferred Tax Asset                         $319,421

         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                           The following is management's discussion and analysis
                  of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

                  Nine Months Ending September 30:  1996 Versus 1995

                  Earnings Summary

                           Net income of $1,833,042 for the first nine months of
                  1996 increased $201,463 or 12.3% as compared to net income of $1,631,579 earned during the first nine months of 1995. Earnings per share of $1.27 as of September 30, 1996 increased $.13 over the September 30, 1995 level of $1.14. The annualized return on average assets of 1.7% decreased 2.2% while the annualized return on average equity of 18.3% decreased 8.0% when comparing first nine months 1996 results with those of first nine months 1995.

                           The   increase  in  earnings  and  return  on  assets
                  reflects a continued growth in loans and deposits with a favorable interest rate spread.

                  Interest Income and Interest Expense

                           Total  interest  income of  $9,410,993  for the first
                  nine months of 1996 increased $1,208,611 or 14.7% over interest income of $8,202,382 recorded during the first nine months of 1995. The major area of increase was in interest and fees on loans, which was a direct result from the growth of the loan portfolio. Since loan growth exceeded deposit growth for the period, management had reduced the amount of funds invested in both short and long-term investments. This strategy led to higher yields on assets.

                           Total  interest  expense in the first nine  months of
                  1996 increased to a level of $4,564,718. This amounted to an increase of $638,073 or 16.2% over the level reached during the first nine months of 1995. This increase in interest expense resulted from deposit growth, as well as the payment of higher interest rates to meet market competition.

                  Provision for Loan Losses

                           While  the  Company's  loan  loss  experience   ratio
                  remains low, management continues to set aside increasing provisions to the loan loss reserve. During the first nine months of 1996, the Bank increased the loan loss reserve by $133,640 to a level of $1,170,984 or 1.0% of the outstanding loan balance.

                           At year end  1995,  the  reserve  level  amounted  to
                  $1,037,344 or 1.0% of the outstanding loan balance net of unearned interest.

                  Non-Accrual Loans

                           Non-accrual loans consist of loans accounted for on a
                  non-accrual basis. These loans are maintained on a non-accrual status because of deterioration in the financial condition of the borrower or payment in full of principal or interest is not expected or principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.

                  Non-Interest Income and Non-Interest Expense

                           Non-interest  income of $424,077 decreased $27,045 or
                  6.0% for the first nine months of 1996 as compared to the level of $451,122 reached during the first nine months of 1995. The decrease primarily resulted from $8,725 in losses from the sale of securities.

                           Non-interest expense of $2,427,042 increased $122,458
                  or 5.3% for the first nine months of 1996 as compared to the level of $451,122 reached during the first nine months of 1995 as increases in salaries due to staffing the new office were offset by a decrease in other operating expenses.

                  Off Balance Sheet Instruments/Credit Concentrations

                           The Company is a party to financial  instruments with
                  off balance sheet risk in the normal course of business to meet the financing needs of its customers. Unless noted otherwise, the Company does not require collateral or other security to support these financial instruments. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to facilitate the transaction of business between these parties where the exact financial amount of the transaction is unknown, but a limit can be projected. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. There is a fee charged for this service.

                           As of  September  30,  1996,  the Bank  had  $930,539
                  outstanding letters of credit all of which will mature within twelve months. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer.

                  Liquidity

                           As of the  end of the  first  nine  months  of  1996,
                  $51,388,029 or 44.0% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $14,305,896 in certificates of deposits of $100,000 or more of which $3,114,279 mature in one year or less.

                           Currently,  the Bank has a maturity average ratio for
                  the next twelve months of 72.7% when comparing assets and deposits.

                           At year end 1995, $47,402,000 or 45.7% of gross loans
                  were scheduled to mature or were subject to repricing within one year and $39,480,000 in certificates of deposit were scheduled to mature during 1996.

                  Capital Adequacy

                           Total  shareholder  equity was $14,064,658 or 9.4% of
                  total assets as of September 30, 1996. This compared to $12,500,570 or 9.2% of total assets as of December 31, 1995.

                           Primary capital  (shareholders' equity plus loan loss
                  reserves) of $15,235,642 represents 10.2% of total assets as of September 30, 1996 as compared to $13,537,914 or 10.0% of total assets as of December 31, 1995.

                           The increase in the equity position resulted from the
                  sale of additional stock through the Dividend Reinvestment Program as well as a significant increase in earnings in the first nine months of 1996 versus the first nine months of 1995; however, this gain was somewhat offset by a decline in
                  the    market    value    of    securities    classified    as
                  available-for-sale.

         Three Months Ending September 30:  1996 Versus 1995

                  The same operating policies and philosophies discussed in the nine month discussion were prevalent throughout the third quarter and the operating results were predictably similar.

         Earnings Summary

                  Net income of $636,089 for the third quarter of 1996 increased $30,849 or 5.1% as compared to the $605,240 earned during the third quarter of 1995. Earnings per share of $.44 for the third quarter of 1996 increased $.02 or 4.8% when compared to the corresponding period in 1995. The annualized return on average assets was 1.7% and the return on average equity was 18.6% for the third quarter of 1996. This compares to a return on average assets of 1.9% and a return on average equity of 20.8% for the same period in 1995.

                  The increased earnings are an indication of the growth experienced during the third quarter. The return on average assets and equity reflect a slightly reduced interest spread, as market rates for deposits grew more quickly than the market rates for loans in the trade area, and a lower loan to deposit ratio.

         Interest Income and Interest Expense

                  Total interest income of $3,223,950 for the third quarter of 1996 increased $331,469 or 11.5% from the total interest income of $2,892,481 for the corresponding quarter in 1995. The increase resulted from growth in the loan portfolio. Interest and fees on loans amounted to $2,907,501. This represented an increase of $425,620 or 17.1% over the corresponding period in 1995.

                  Interest expense for the third quarter of 1996 increased $121,160 or 8.4% over the same period in 1995. The increase in interest expense reflected the current economic trend of increased interest rates as well as steady deposit growth.

         Provisions for Loan Losses

                  During the third quarter, the demand for loans was strong and the level of quality loans continued to increase. During the period, the Bank provided an additional $63,898 to the reserve through its provision for loan loss.

         Loans and Deposits

                  During the third quarter of 1996, net loans grew $12,892,521. This growth resulted from the continued strong loan demand experienced throughout the Company's trade area which has expanded due to the addition of the Crewe office.

                  Deposits increased by $12,184,576 or 10.0% for the three month period ending September 30, 1996. Management feels that the growth in deposits has resulted from an increase in the size of the trade area as well as further penetration into existing market areas.




                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                               September 30, 1996


         Part II  Other Information

         Item 1            Legal Proceedings

                                    None

         Item 2            Changes in Securities

                                    None

         Item 3            Defaults Upon Senior Securities

                                    None

         Item 4            Submission of Matters to a Vote of Security Holders

                                    None

         Item 5            Other Information

                                    None

         Item 6            Report on Form 8-K

                                    No  reports  on Form  8-K  have  been  filed
                           during the quarter ended September 30, 1996.



                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                               September 30, 1996


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Benchmark Bankshares, Inc.
                                  (Registrant)



Date:  10-28-96                                       Ben L. Watson, III
                                                      President & CEO




Date:  10-28-96                                       Janice C. Whitlow
                                                      Cashier and Treasurer