Form 10KSB
period 1996-12-31
BENCHMARK BANKSHARES INC
filed 1997-03-26
CIK 804563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                                              FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (Fee Required)

      For the fiscal year ended December 31, 1996.

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (No Fee Required)

      For the transition period from ______________ to ______________.

Commission file number 000-18445.

                           Benchmark Bankshares, Inc.
                 (Name of small business issuer in its charter)

               Virginia                               54-1380808
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                 100 South Broad Street
                   Kenbridge, Virginia                  23944
        (Address of principal executive offices)      (Zip Code)

Issuer's telephone number (804)676-8444.

Securities registered under Section 12(b) of the Exchange Act:  None

      Title of each class           Name of each exchange on which registered
 -----------------------------            -----------------------------

 -----------------------------            -----------------------------

        Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, Par Value $.21 a share
                                (Title of Class)

                        --------------------------------
                                (Title of Class)

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

         State issuer's revenues for its most recent fiscal year.  $13,294,680

         State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $26,646,310

         Note: If determining whether a person is an affiliate which involves an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by nonaffiliates on the basis of reasonable assumptions, if the assumptions are stated.

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

                 As of March 15, 1997, there were 1,460,071.804
                       shares outstanding of Common Stock.

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

   Proxy and information statement for the 1997 Annual Stockholders' Meeting,
                                Part III 14(c)10

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

         At December 31, 1996, the Company and its subsidiary employed 80 full-time and 19 part-time persons.

Benchmark Community Bank

         The Bank opened for business on September 8, 1971 under its original name of The Lunenburg County Bank. It started business in temporary quarters and in 1974 moved to its present location at 100 South Broad Street, Kenbridge, Virginia 23944. The Bank opened its first branch office in the Town of Victoria, also in Lunenburg County, in 1974. In 1989, the Bank expanded its branch system to include two offices in adjacent counties. In June of 1989, the Bank opened a full service branch in Farmville, Prince Edward County, and in September of 1989 opened a full service branch in South Hill, Mecklenburg County. In March of 1993, the Bank opened its fifth full service office, which became its second Farmville location. In May of 1996, the Bank opened its sixth full service office in Crewe, Nottoway County. All banking locations are within the State of Virginia.

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

Supervision and Regulation

         The summaries of statutes and regulations included in the information provided below do not purport to be complete and are qualified in their entirety by reference to the pertinent statutes and regulations.

         The Company is subject to the Bank Holding Company Act of 1956. As such, the Company is required to file with the Federal Reserve Board annual reports and other information regarding the business operations of itself and its subsidiaries, and is subject to examination by the Federal Reserve Board.

         A bank holding company is required to obtain Federal Reserve Board approval prior to acquiring ownership or control of the voting shares of any bank if, after the acquisition, it would own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of the bank. A bank holding company is, with limited exceptions, prohibited from acquiring ownership or control of voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking, managing or controlling banks or furnishing services to or performing services for subsidiary banks. The Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has determined that certain activities are closely related to banking, including making loans that would be made by mortgage, finance, credit card, or factoring companies; acting as an investment or financial advisor; performing the functions of a trust company; providing certain data processing services; leasing certain personal property; and acting as an insurance agent or broker for insurance directly related to the extension of credit or other financial services. Although, a bank holding company may file an application for approval of other nonbanking activities involved in a particular case, the Federal Reserve Board has stated that, at present, permissible nonbanking activities do not include real estate brokerage and syndication, land development, property management, underwriting, operation of savings and loan associations, management consulting, or industrial development corporations.

         A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside of the State in which the operations of the bank holding company's banking subsidiaries are located unless the acquisition is specifically authorized by the statutes of the State in which the bank to be acquired is located. Further, a bank holding company and its subsidiaries generally may not extend credit, lease or sell property, or furnish any services on the condition that the customer obtain or provide some additional credit, property or services from or to the bank holding company or its subsidiaries, or that the customer obtain some other credit, property, or services from a competitor.

Bank Supervision and Regulation

         The Bank is a member of the Federal Reserve System and is subject to regulation and supervision, of which regular bank examinations are a part, by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank as are all state member banks. The Bank by virtue of its Federal Reserve membership qualifies for Federal Deposit Insurance Corporation (FDIC) insurance coverage of up to a maximum of $100,000 per depositor. For the deposit insurance protection, the Bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC. The Company is an "affiliate" of the Bank, and that status imposes restrictions on loans by the Bank to the Company, on investment by the Bank in the Company, and on the use of Company stock or securities as collateral security for loans by the Bank to any borrower. The Company is also subject to certain restrictions on its engaging in the business of issuing, floatation, underwriting, public sale, and distribution of securities.

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

Restrictions

Dividends

         The Bank, which is the sole subsidiary of the Company, is subject to dividend restrictions as set forth in the Laws of Virginia Relating to Banking and Finance in Section 6.1-56. As of December 31, 1996, there was $10,693,023 in retained earnings upon which dividends may be charged.

Investments

         As required by the Virginia Security for Public Deposits Act, the Bank has pledged $3,257,322 of its investment portfolio to safeguard state and local municipalities' deposits as of December 31, 1996.

         By virtue of the Bank holding deposits for the federal government, it is subject to Section 31CFR202 of the Code of Federal Regulation, which requires, in part, the collateralization of federal deposits. As of December 31, 1996, the Bank had $1,000,000 pledged towards these types of deposits.

         The Bank is required by Section 19 of the Federal Reserve Act to maintain a certain level of reserves consisting of cash and other liquid assets in proportion to types of deposit accounts held. At year-end 1996, the Bank's vault cash met the statutory requirement so designated by the Act.

         As of December 31, 1996, the Bank had entered into an independent depository relationship that requires collateralization of deposits. Currently, $240,000 of its investment portfolio is pledged towards these types of deposits.

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

Executive Officers

         For information concerning the Executive Officers of the Company, refer to Item 10 found on pages 61 and 62 of this report.

ITEM 2    PROPERTY

         The main office of the Bank, which is owned by the Bank, consists of three contiguous buildings. The combined office is a two-story building of masonry construction and contains approximately 6,200 square feet of space on the first floor, all of which is used for a full service banking operation, including five teller windows, loan offices, and customer service for Kenbridge. The bookkeeping and computer operations for the entire bank are located on the second floor of the office, which has 3,200 square feet of floor space. Additionally, there is an adjacent, but separate, three-lane drive-up facility located just behind the office.

         The Victoria branch office, also owned by the Bank, was constructed in 1982 and contains approximately 2,500 square feet of floor space. It houses four teller windows and has a drive-up window, which serves two lanes of traffic.

         The Farmville branch office, which opened in June of 1989, contains approximately 1,500 square feet of floor space, and is a leased facility. The Bank is currently in the sixth year of the lease agreement, which originally called for a three year rental period with the option to lease three additional one year periods with the rental payments not to exceed $1,375 per month. The current monthly lease amount as of December 31, 1996 was $1,050. This amount can be reviewed in June of 1997. The office contains three teller windows. Currently, the office has no drive-up window.

         The South Hill office, which opened for business in September, 1989, is also housed in a leased facility. During 1996, the Bank renegotiated its lease to extend the agreement to June 30, 2000. The lease provides for renewal options of twelve month periods for an additional five years. The current monthly lease amount as of December 31, 1996 was $1,200. This amount can be renegotiated in June of 1997. This office contains approximately 2,500 square feet of floor space and operates four teller windows, plus a drive-up window, which serves two lanes of traffic.

         In 1993, the Bank opened a second office on Milnwood Road south of Farmville. The office is a two story structure of modern design. The first floor contains 3,967 square feet and provides space for the operation of three loan offices, four lobby tellers, a large customer lobby and new accounts area, a three lane drive-up, and an employee break room. The branch office's second floor has 2,240 square feet of space available for future expansion.

         On May 31, 1996, the Bank opened a full service branch in Crewe. The office is a one story brick structure. The office contains 2,600 square feet of floor space, which provides for an open lobby with three teller windows, two loan offices, and a new accounts area. The office has a three lane drive-up unit with an automatic teller machine.

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

         The following table sets forth information concerning the market price of the stock since its initial listing:

                               Bid Price
                            of Common Stock

1996

First Quarter                    $15.75
Second Quarter                    16.75
Third Quarter                     16.75
Fourth Quarter                    17.25

1995

First Quarter                    $13.50
Second Quarter                    14.00
Third Quarter                     13.75
Fourth Quarter                    14.00

1994

First Quarter                    $13.00
Second Quarter                    14.50
Third Quarter                     15.50
Fourth Quarter                    15.25

1993

First Quarter                    $19.50
Second Quarter                    20.00
Third Quarter                     20.25
Fourth Quarter                    23.00

1992

First Quarter                    $ 9.25
Second Quarter                    10.25
Third Quarter                     12.50
Fourth Quarter                    17.50

1991

First Quarter                    $ 9.00
Second Quarter                     9.00
Third Quarter                     10.00
Fourth Quarter                     9.25


         During 1996, the Company declared a $.20 per share semi-annual dividend in June and $.27 per share semi-annual dividend in December. The semi-annual dividends declared in 1995 amounted to $.15 per share in June and $.20 per share in December.

         As of December 31, 1996, there were 852 stock certificates issued to holders of record as compared to 793 stock certificates for the same period in 1995.

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

         As of December 31, 1995, there has been no issuance of preferred stock as authorized in the Articles of Incorporation.


ITEM 6      SELECTED FINANCIAL DATA - BENCHMARK BANKSHARES, INC.

                                                                           Years Ended December 31,
                                         1996      1995      1994     1993      1992
                                                             (In   thousands  of dollars, except per share amounts.)
Interest income ....................   $12,729   $11,182   $ 9,279   $ 8,551   $ 7,856
Interest expense ...................     6,162     5,401     3,983     3,644     3,750
                                       -------   -------   -------   -------   -------
Net interest income ................     6,567     5,781     5,296     4,907     4,106

Provision for loan losses                  295       188       163       252       367
Other operating revenue                    565       602       532       533       316
Other operating expense                  3,327     3,048     2,857     2,679     2,166

          Income Before Income Taxes     3,510     3,147     2,808     2,509     1,889

Income taxes                             1,064       938       833       780       601
                                       -------   -------   -------   -------   -------

Net Income                               2,446     2,209     1,975     1,729     1,288

Per Share Data (1) (2)
   Net income                             1.69      1.54      1.39      1.23      0.92
   Cash dividends declared                0.47      0.35      0.28      0.23      0.18

Balance Sheet Amounts
   (at end of period)
      Total assets                     150,908   135,364   115,306   102,903    88,529
      Total loans (3)                  118,864   102,411    89,532    80,502    66,126
      Total deposits                   135,360   121,623   104,636    93,434    80,242
      Total equity                      14,362    12,501     9,861     8,691     7,279

Book value per share
(at end of period) (2)                    9.91      8.72      6.95      6.16      5.16

Selected Financial Ratios
   Net income to average equity           17.91    18.68     20.90     22.62     18.72
   Net income to average assets            1.70     1.74      1.80      1.77      1.58
   Loans to deposits (4)                  88.70    85.06     86.43     87.03     83.25
   Primary capital to total assets
     (at end of period) (5)                9.25     9.62      9.57      8.06      8.98
   Net interest yield (6)                  4.57     4.82      5.16      5.36      5.42
   Allowance for loan losses to loans
     (at end of period) (7)                1.00     1.00      1.00      1.00      1.00
   Nonperforming loans to loans (at end
      of period) (8)                       1.02     0.66      0.88      0.43      0.11
   Net charge-offs to average loans (4)    0.11     0.05      0.09      0.13      0.22


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

A Comparison of 1996 versus 1995

Results of Operations and Financial Conditions

         Net income of $2,446,458 in 1996 increased $237,259 or 10.74% from net income of $2,209,199 in 1995. Earnings per share of $1.69 in 1996 increased $.15 or 8.87% from earnings per share of $1.54 in 1995.

         The year of 1996 ended just as 1995 with the Bank experiencing another record year of earnings. The rise in income resulted from a strong loan demand which ended in a loan to deposit ratio of 88.70%. During the year, loans increased 16.07% to a level of $120,068,181 net of any unearned discount. The new loans were funded in part by an increase in deposits which grew $13,737,179 or 11.29%. The remaining balance of the loans was funded by the liquidation of investment securities and federal funds. At year-end, the Bank had lowered these investments by $2,670,575 or 10.69%.

         In 1996, the Bank achieved a return on average assets of 1.70% as compared to a 1.74% return on average assets in 1995. While the rate of return was strong once again, it was lower than the previous year as the Bank's operating cost increased as a result of a new branch opening in Crewe, Virginia and the growing workload on the operations department as the Bank increased staff and equipment to efficiently handle the growth.

         The year ended 1996 reflected a decrease in return on equity as net income to average equity amounted to 17.90% as compared to the 1995 level of 18.68%. This decrease resulted from equity increasing through the sale of stock from the dividend reinvestment plan at a greater rate than the income grew.

Net Interest Income

         Net interest income of $6,572,412 in 1996 reflected an increase of $786,935 or 13.61% over net interest income of $5,780,636 in 1995.

         Total interest income of $12,729,391 in 1996 showed an increase of $1,547,658 or 12.16% over total interest income of $11,181,733 in 1995. Total interest expense of $6,161,820 in 1996 reflected an increase of $760,723 or 14.08% over total interest expense of $5,401,097 in 1995.

         The increase in interest income resulted from strong customer loan demand throughout the trade area. The loan demand volume as discussed above allowed the Bank to attain an average yield on loans less unearned discount of 10.04%.

         In order to fund the strong loan demand in 1996, the Bank competitively priced its deposit offerings. Even though the deposits were competitively priced, average rates paid increased only slightly over the 1995 recorded level. For an analysis of interest rate spreads, refer to Table C, Interest Rates Earned and Paid.

Loans

         The Bank utilizes the following types of loans in servicing the trade area:

Commercial (Time and Demand)                           28.13%
Consumer (Installment)                                 18.32
Real Estate (Construction)                              1.72
Real Estate (Mortgage)                                 51.83

         These types of loans have traditionally provided the Bank with a steady source of quality interest-earning assets. The maturities of these loans range from commercial loans and real estate construction loans maturing in less than one year to installment credits that may exceed three years. The mortgage loans, which represent 51.83% of the portfolio, are typically fifteen year payback loans with three year balloon options. By setting maturities of loans for a short-term, the Bank can effectively manage its asset/liability match, as most deposit accounts mature in one year or less.

Allowance for Loan Losses

         The 1996 year ending level of the allowance for loan losses amounted to $1,203,866. This amount represented an increase of $166,522 or 16.05% over the 1995 level of $1,037,344. During 1996, the gross loan portfolio increased 16.04% as the Bank capitalized on a favorable interest rate market to secure quality loans. While loans collateralized by real estate represented a majority of the loans, and the Bank's loan loss experience continued to be low, management elected to increase the allowance position due to a combination of loan growth and the general economic condition of the trade area. As of the year-end 1996, the Bank's allowance for loan losses represented 1.00% of gross loans.

         During 1996, the Bank's loan loss ratio continued to be low as the ratio of net loan losses to average loans was 0.11% resulting from losses exceeding recoveries by $128,637. At year-end, management feels the allowance for loan losses is adequate. In 1997, further provisions to supplement the allowance balance will be made periodically based on management's judgment as to the performance of the loan portfolio.

Noninterest Income and Noninterest Expense

         Total noninterest income, i.e., fees charged for customer services, for 1996 was $574,400. This represents a decrease of $24,703 or 4.12% over the 1995 level of $599,103. The decrease was directly related to a decline in fees generated from the Bank's secondary mortgage program.

         Total noninterest expense in 1996 of $3,327,458 reflects an increase of $280,057 or 9.19% over the 1995 level of $3,047,401. The increase resulted from normal increases in operations and salaries and benefits, as the Bank added a new full service branch.

Premises and Equipment

         The Bank's premises and equipment increased $1,269,643 net of the prior year's construction in progress during the year. At year-end, the Bank had completed construction of a new full service branch in the Town of Crewe and finished the remodeling of the operations center at the main office in Kenbridge.



                       Increase in Capitalized Premises and Equipment
                                  (in thousands of dollars)


                                                   Equipment,
                                                 Furniture, and     Leasehold
    Office/Area          Land        Building       Fixtures       Improvements

Kenbridge .......   $      --     $   620,345    $    91,361           $
Victoria                   --            --            8,593             --
Farmville                  --            --            9,532             --
South Hill                 --            --           20,868           (8,754)
Farmville #2               --            --           16,308             --
Crewe                      --         474,155        192,183             --
                    $      --     $ 1,094,500    $   338,845    $      (8,754)


Federal Funds Sold and Purchased

         The 1996 year-end level of federal funds sold was $3,858,000. This level reflects a decrease of $2,004,000 or 34.19% over the year ending 1995 level of $5,862,000. Federal funds sold are utilized as a short-term investment vehicle, as well as to provide liquidity. As of year-end 1996, federal funds sold as a percent of total assets decreased by 2.56% as compared to 4.33% in 1995.

Securities

         Pursuant to guidelines established in FAS 115, the Bank has elected to classify a majority of its current portfolio as securities available-for-sale. This category refers to investments that are not actively traded, but are not anticipated by management to be held to maturity. Typically, these types of investments will be utilized by management to meet short-term asset/liability management needs.

         For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains and losses are to be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. The impact of this unrealized gain on securities positively impacted shareholders' equity in the amount of $40,977, therefore affecting the book value of the Company's stock. The book value per share of the stock inclusive of the FAS 115 adjustment was $9.91, while the book value per share would have been $9.88 if reported exclusive of the FAS 115 impact.

Off-Balance-Sheet Instruments/Credit Concentrations

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to facilitate the transaction of business between these parties where the exact financial amount of the transaction is unknown, but a limit can be projected. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
There is a fee charged for this service.

         As of December 31, 1996, the Bank had $895,211 in outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

         At current year-end, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, and an unfunded business loan. The total amount of these commitments amounted to $14,420,566.

Concentrations

         The Bank has no concentrations of credit involving an individual borrower and his related interest. The Bank does have a concentration in loan type in that a majority of the loan portfolio is secured by noncommercial real estate. Due to the subjectivity of the real estate market to the condition of the economy and sensitivity to interest rate fluctuation, there is an inherent risk; however, the Bank has, as a matter of policy, a loan-to-collateral percentage that allows for a level of decline in collateral value without affecting the quality of the loan. The Bank confines its lending activities to within the State and more specifically its local geographic areas.

         The Bank has significant concentrations of deposits with other financial institutions with balances consisting mainly of daily federal funds sales and depository banking services with its primary correspondent bank. The deposits amounted to $1,098,585 as of December 31, 1996. Of this amount, $998,585 was in excess of FDIC insurance levels.

Liquidity

         The Bank's funding requirements are supplied by a wide range of traditional banking sources, including various types of demand, money market, savings, and certificates of deposit. Large certificates of deposit of $100,000 or more increased by $1,559,244 or 13.45% in 1996. These deposits currently represent 10.56% of the total deposit base. The Bank feels that the large certificates are more of a function of customer service than a competitive bid situation. The amount of these certificates of deposit maturing during 1997 is $7,009,166, while $7,284,481 matures between one and five years.

         A GAP analysis is presented in Table L. This analysis reflects the difference between maturing and repricing of interest earning assets and interest bearing liabilities. A positive gap indicates more assets are maturing than liabilities. Conversely, a negative gap indicates more liabilities mature than assets during a given period. Assets classified as immediately maturing are those assets which can be repriced or converted to cash immediately upon demand. Liabilities classified as immediately maturing are those which can be withdrawn on demand. The GAP analysis shows a net negative gap of $22,452,000 when immediately maturing interest bearing liabilities are deducted from immediately maturing interest earning assets. The cumulative gap decreases to a negative gap of $15,872,000 when comparing assets and liabilities maturing up to one year; however, the cumulative gap shifts to a positive position of $4,555,000 for one to five years. The deficit gap results from the customer preference for short-term liquidity in the current period of fluctuating rates.

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

         The GAP model does not consider the impact of core deposit loyalty. Management feels that these core deposits along with the highly marketable securities available will provide sufficient reserves to fund any short-term loss of deposits.

Capital Resources and Adequacy

         In the past, the Company has blended internally generated retained earnings with capital stock sales to maintain a strong capital position necessary to support future growth.

         During the year ended 1996, the Company continued to experience strong growth through the operation of the Bank. This growth led to record earnings for the Company and generated an additional $1,766,513 in capital through retained earnings. This activity, plus the net sale of $258,428 common stock through the dividend reinvestment plan, raised year-end capital exclusive of unrealized security gains net of tax effect to a level of $14,320,696 or a 16.47% increase over the 1995 year ending level of $12,295,755.

         The primary capital to total assets ratio stands at 9.49% as of December 31, 1996. This amount is well above current industry standards. Refer to Item 14(d)(5) for additional capital ratio analysis. Due to the increased rate of earnings, its subsequent retention, and sale of common stock, the Company's capital position was strengthened despite significant total asset growth.

         Pursuant to regulations of the Federal Reserve Board, the Bank is required to maintain certain minimum levels of capital in its Bank subsidiary. At December 31, 1996, the Bank maintained the following capital ratios:

Total Capital to Risk Weighted Assets                  14.32%
Tier I Capital to Risk Weighted Assets                 13.22%
Tier I Capital to Total Book Assets                     9.65%

         These  ratios  exceed  the  minimum   ratios   required  by  regulatory
authorities for the Bank to be considered well capitalized.

Inflationary Factors

         The Bank's earnings are greatly impacted by inflation and the actions of the Federal Reserve Board. The year 1996 saw relatively stable rates that resulted in small increases in deposit rates. However, due to a strong loan demand, loan rates increased to a level that produced a 4.58% interest spread.

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

         At year-end 1996, the loan-to-deposit ratio amounted to 88.70%. This represents an increase of 4.28% over the year-end level of 1995, as the Bank attracted more loans at a faster growth rate than deposits.

Looking Forward

         The Bank has experienced tremendous success in its operation since 1989 when it moved into two new market areas and raised additional capital. The capital provided a solid foundation upon which to grow by affording the Bank a degree of aggressiveness in operation during a favorable economic climate for banks and banking services. This aggressiveness took the form of expansion and competitive pricing of services. Today, as the Bank plans for tomorrow and beyond, it is faced with uncertain interest rate movement as evidenced by the recent action taken by the Federal Reserve Board; however, the Bank continues to enjoy a strength in capital. Management plans to utilize this capital in a way that will increase market share without sacrificing quality of service to its customers.

         The Bank has experienced dramatic growth in the 1990's. The new trade area markets have proven to be receptive to the community banking services offered by the Bank. The result has not only been significant growth, but also increasing profits for the shareholders. Management plans to continually support the trade area with quality services while pursuing new services and expansion opportunities.

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

         These types of loans have traditionally provided the Bank with a steady source of quality interest-earning assets. The maturities of these loans range from commercial loans maturing in less than one year to installment credits that may exceed three years. The mortgage loans, which represent 46.83% of the portfolio, are typically fifteen year payback loans with three year balloon options. By setting maturities of loans for a short-term, the Bank can effectively manage its asset/liability match, as most deposit accounts mature in one year or less.

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

Noninterest Income and Noninterest Expense

         Total noninterest income, i.e., fees charged for customer services and gains on sales of investments, for 1995 was $602,543. This represents an increase of $71,141 or 13.39% over the 1994 level of $531,402. The increase was directly related to fees charged on a growing customer base.

         Total noninterest expense in 1995 of $3,047,401 reflects an increase of $190,710 or 6.68% over the 1994 level of $2,856,691. The increase resulted from normal increases in operations and salaries and benefits, as the Bank's customer base continued to grow.

Premises and Equipment

         The  Bank's   premises  and   equipment   increased   $445,607   before
depreciation during the year. At year-end, the Bank was in the process of constructing a new full service branch in the Town of Crewe. The office will have approximately 2,500 square feet of floor space. The branch building will feature three teller windows in the lobby, as well as two loan offices. The plans also call for a three lane drive-up facility and one automatic teller machine. As of December 31, 1995, the Bank has capitalized $351,377 in cost related to the new branch and has signed commitments of $427,620 related to the completion of the branch. The Bank anticipates opening the new facility in the second quarter of 1996.

                 Increase in Capitalized Premises and Equipment
                            (in thousands of dollars)

                                                  Equipment,
                                                 Furniture,       Leasehold
     Office/Area           Land    Building       and Fixtures   Improvements

Kenbridge                $          $              $ 9,986       $
Victoria                                             7,135
Farmville                                            3,316
South Hill                                                          48,173
Farmville #2                           4,051        25,620
Building under
  construction            159,847    154,948        32,531
 Total                   $159,847   $158,999       $78,588         $48,173
                         ========   ========       =======         =======



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

Securities

         Pursuant to guidelines established in FAS 115, the Bank has elected to classify a majority of its current portfolio as securities available-for-sale. This category refers to investments that are not actively traded, but are not anticipated by management to be held to maturity. Typically, these types of investments will be utilized by management to meet short-term asset/liability management needs.

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

Off-Balance-Sheet Instruments/Credit Concentrations

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to facilitate the transaction of business between these parties where the exact financial amount of the transaction is unknown, but a limit can be projected. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
There is a fee charged for this service.

         As of December 31, 1995, the Bank had $112,500 in outstanding letters of credit, all of which will mature during 1996. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

         At current year-end, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, and an unfunded business loan. The total amount of these commitments amounted to $11,169,506.

Concentrations

         The Bank has no concentrations of credit involving an individual borrower and his related interest. The Bank does have a concentration in loan type in that a majority of the loan portfolio is secured by noncommercial real estate. Due to the subjectivity of the real estate market to the condition of the economy and sensitivity to interest rate fluctuation, there is an inherent risk; however, the Bank has, as a matter of policy, a loan-to-collateral percentage that allows for a level of decline in collateral value without affecting the quality of the loan. The Bank confines its lending activities to within the State and more specifically its local geographic areas.

         The Bank has significant concentrations of deposits with other financial institutions with balances consisting mainly of daily federal funds sales and depository banking services with its primary correspondent bank. The deposits amounted to $9,226,237 as of December 31, 1995. Of this amount, $9,050,090 was in excess of FDIC insurance levels.


Liquidity

         The Bank's funding requirements are supplied by a wide range of traditional banking sources, including various types of demand, money market, savings, and certificates of deposit. Large certificates of deposit of $100,000 or more increased by $2,474,063 or 24.11% in 1995. These deposits currently represent 10.47% of the total deposit base. The Bank feels that the large certificates are more of a function of customer service than a competitive bid situation. The amount of these certificates of deposit maturing during 1996 is $6,467,404, while $6,267,000 matures between one and five years.

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

         The Bank is satisfied that it can meet the liquidity needs by utilizing three year balloon notes for real estate financing and a one year maturity for commercial loans. This strategy, while not meeting exact liquidity needs on a dollar for dollar asset/liability mix, does provide a near match without sacrificing a positive interest rate spread.

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

         Pursuant to regulations of the Federal Reserve Board, the Bank is required to maintain certain minimum levels of capital in its Bank subsidiary. At December 31, 1995, the Bank maintained the following capital ratios:

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



TABLE A.  COMPARATIVE SUMMARY OF EARNINGS
                                                                                    Years Ending December 31,
                                                                                  1996              1995               1994
                                                                        (In thousands of dollars except per share data.)
Interest Income
   Loans                                                                         11,319             9,697              8,283
   U. S. Government Securities                                                      539               416                350
   States and political subdivision securities                                      591               586                507
   Other securities                                                                   6                 6                  7
   Federal funds sold                                                               274               477                132
        Total Interest Income                                                    12,729            11,182              9,279

Interest Expense
   Deposits
      Interest bearing checking                                                     629               559                567
      Savings                                                                       269               254                274
      Time                                                                        5,264             4,586              3,140
      Federal funds purchased and other borrowed money                                -                 2                  2
        Total Interest Expense                                                    6,162             5,401              3,983

Net Interest Income                                                               6,567             5,781              5,296

Provision for Loan Losses                                                           295               188                163

               Net Interest Income After Provision for Loan
                  Losses                                                          6,272             5,593              5,133

Noninterest Income
   Service charges on deposit accounts                                              352               342                310
   Other                                                                            222               257                201
   Net investment securities gains (losses)                                          (9)               (1)                21
   Gain on sale of other real estate                                                  -                 4                  -
               Total Noninterest Income                                             565               602                532

Noninterest Expense
   Salaries                                                                       1,777             1,533              1,352
   Employee benefits                                                                419               359                300
   Occupancy expense                                                                169               146                154
   Other operating expense                                                          962             1,010              1,051
               Total Noninterest Expense                                          3,327             3,048              2,857

Net Income Before Taxes                                                           3,510             3,147              2,808
Income Tax                                                                        1,064               938                833

    Net Income                                                                    2,446             2,209              1,975
                                                                                  =====             =====              =====

Per Share - Based on Weighted Average
   Net income                                                                      1.69              1.54               1.39*
   Average shares outstanding                                              1,444,934.12      1,428,967.91       1,417,252.02*
  *Restated to reflect a two for one stock split effective January 17, 1994.



TABLE B.  AVERAGE BALANCE SHEETS

                           (In thousands of dollars.)

                            Years Ended December 31,

                                                               1996                      1995                         1994
                                                       Amount          %          Amount          %          Amount          %

Assets
   Cash and due from banks                            $     4,333         3.01   $     3,614        2.85     $    3,085        2.81
   Investment securities                                   18,558        12.91        16,370       12.90         14,497       13.20
   Federal funds sold                                       4,793         3.33         8,206        6.47          3,216        2.93
   Loans                                                  111,604        77.63        95,314       75.12         85,859       78.14
   Bank premises and equipment                              2,697         1.88         1,761        1.36          1,770        1.60
   Accrued interest                                         1,305         0.92         1,102        0.88            986        0.90
   Other assets                                               465         0.32           526        0.42            465        0.42
                                                        $ 143,755       100.00    $  126,893      100.00     $  109,878      100.00

Liabilities and Stockholders' Equity
   Deposits
      Demand                                             $ 25,178        17.51   $    20,902       16.47    $    18,446       16.79
      Savings and MMA                                      14,431        10.04        14,082       11.10         17,761       16.17
      Time                                                 89,590        62.32        79,267       62.47         63,567       57.86
   Accrued interest                                           612         0.43           526        0.41            372        0.34
   Other liabilities                                          282         0.20           289        0.23            282        0.26
   Stockholders' equity                                    13,662         9.50        11,827        9.32          9,450        8.58
                                                       $  143,755       100.00    $  126,893      100.00     $  109,878      100.00


TABLE C.  INTEREST RATES EARNED AND PAID (In thousands of dollars.)

                                          1996                                       1995                           1994
                                          ----                                       ----                           ----
                                     Average                   Yield/        Average             Yield/   Average            Yield/
Description                          Balance      Interest      Rate         Balance   Interest   Rate    Balance  Interest  Rate


Interest Earning Assets
   Investment securities           $   18,558   $     1,136     6.12%     $  16,370   $  1,008   6.16%   $ 14,497   $   863   5.96%
   Federal funds sold                   4,793           274     5.72%         8,206        477   5.81%      3,216       133   4.14%
   Loans (1) (2)                      112,730        11,319    10.04%       102,089      9,697   9.50%     86,727     8,283   9.55%
                                   $  136,081        12,729     9.35%     $ 126,665   $ 11,182   8.83%   $104,440   $ 9,279   8.89%

Interest Bearing Liabilities
   Deposits                        $  129,199         6,162     4.77%     $ 114,251   $  5,399   4.73%   $ 90,227   $ 3,981   4.42%
   Federal funds purchased and
  other borrowed money                      -             -        -             47          2   4.25%         44         2   4.55%
                                   $  129,199         6,162     4.77%     $ 114,298   $  5,401   4.73%   $ 90,271   $ 3,983   4.42%
Net interest income/yield
   (3) (4)                                      $     6,567                           $  5,781                      $ 5,296

Interest spread (5)                                             4.58%                            4.10%                        4.47%

(1)      Loans net of unearned income.

(2) These figures do not reflect interest and fees to be collected on nonaccrual loans. To date, the impact of nonaccrual loans on the interest income earned has been minimal. Refer to Table G.

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



TABLE D.  ANALYSIS OF CHANGE IN NET INTEREST INCOME (In thousands of dollars.)

                                                Year 1996 over 1995                            Year 1995 over 1994
                                         Increase (Decrease)        Total               Increase (Decrease)        Total
                                          Due to Change In:       Increase               Due to Change In:       Increase
                                          Volume       Rate      (Decrease)             Volume        Rate      (Decrease)
Increase (Decrease) in
  Investment securities               $     134  $      (6)         $ 128          $      112   $       33             $145
  Federal funds sold                       (195)        (8)          (203)                207          137              344
  Loans                                   1,068        554          1,622               1,467          (53)           1,414
          Total                           1,007        540          1,547               1,786          117            1,903

Interest Expense
  Deposit accounts                          713         50            763               1,162          256            1,418
  Federal funds purchased
    and other borrowed money                 (2)         -             (2)                  1           (1)               -
          Total                             711         50            761               1,163          255            1,418
Increase (Decrease) in
  Net Interest Income                 $     296  $     490      $     786           $     623    $    (138)       $     485


                                                Year 1994 over 1993
                                         Increase (Decrease)        Total
                                          Due to Change In:       Increase
                                          Volume       Rate      (Decrease)
Increase (Decrease) in
  Investment securities                  $       53 $      (34)    $       19
  Federal funds sold                             -          20             20
  Loans                                       1,141       (452)           689

          Total                               1,194       (466)           728

Interest Expense
  Deposit accounts                              390        (53)           337
  Federal funds purchased
    and other borrowed money                      2           -             2
          Total                                 392        (53)           339

Increase (Decrease) in
  Net Interest Income                     $     802     $ (413)       $   389



TABLE E.  INVESTMENT SECURITIES

         The carrying amount and approximate market values of investment securities are summarized below:

                                                Book           Unrealized        Unrealized           Market
                                               Value              Gains            Losses             Value
Available for Sale
  December 31, 1996
     U. S. Government agencies               $    5,456,877     $15,154           $69,849       $    5,402,182
     State and political subdivisions             9,830,196     134,307            17,526            9,946,977
     Other securities                               137,000           -                -               137,000
                                               $ 15,424,073 $   149,461         $  87,375       $   15,486,159

  December 31, 1995
     U. S. Government agencies               $    6,054,918 $   108,654           $30,633       $    6,132,939
     State and political subdivisions            10,880,052     235,542             3,238           11,112,356
     Other securities                               137,000           -                -               137,000
                                               $ 17,071,970 $   344,196         $  33,871       $   17,382,295


Held to Maturity
  December 31, 1996
     U. S. Government agencies               $    2,237,188     $     -         $  28,037       $    2,209,151
     State and political subdivisions               730,000         515            14,230              716,285
                                             $    2,967,188     $   515         $  42,267       $    2,925,436
 December 31, 1995
     U. S. Government agencies              $    1,737,628      $58,172         $       -       $    1,795,800

         The maturities of investment securities at December 31, 1996 were as follows:
                                       Book Value        Market Value
Available for Sale
   Due in one year or less            $       851,669    $       844,426
   Due from one to five years               3,360,690          3,382,529
   Due from five to ten years               9,752,955          9,794,831
   After ten years                          1,321,759          1,327,373
   Other securities                           137,000            137,000


Held to Maturity
   Due from one to five years                 740,000            725,470
   Due from five to ten years               2,227,188          2,199,966


         Securities having a book value of $4,497,322 and $4,706,964 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.

         In the event of the sale of securities, the cost basis of the security, adjusted for the amortization of premium or discounts, will be used when calculating gains or losses.

         The maturity distribution, book value, and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment securities portfolio at December 31, 1996 is presented in the following table (in thousands of dollars):


                                                       Maturity

                                                   After One but               After Five but
                      Within One Year               Within Five                  Within Ten                   After Ten
                    Amount       Yield (2)      Amount       Yield (2)       Amount       Yield (2)      Amount       Yield (2)
                    ------       ---------      ------       ---------       ------       ---------      ------       ---------
U. S. Government
   Securities      $    321,152     5.29        $1,157,188      6.42        $ 5,920,856      7.07       $    294,869    7.28
States and Political
   Subdivisions         530,517     7.53         2,943,502      7.71          6,059,287      7.68          1,026,890    7.80

          Total    $    851,669                 $4,100,690                  $11,980,143                   $1,321,759


(1) The other category includes Federal Reserve Bank Stock and Virginia Bankers' Bank stock which amount to $87,000 and $50,000, respectively, at year-end 1994. These holdings are not included in the maturity or the estimated market value schedule.

(2)    The yield is the weighted average Federal Tax Equivalent yield on cost.



TABLE F.  LOAN PORTFOLIO

      The table below classifies gross loans by major category and percentage distribution at December 31 for 1996, 1995, and 1994 (in thousands of dollars):

                                1996                     1995                    1994
                               Amount         %         Amount         %        Amount         %
Commercial (Time and
   Demand)                      $ 33,850        28.13    $ 31,767       30.63    $ 25,046        27.58
Installment                       22,054        18.32      20,416       19.68      18,959        20.88
Real Estate -
   Construction                    2,063         1.72       2,968        2.86       1,759         1.94
Real Estate - Mortgage            62,390        51.83      48,573       46.83      45,034         49.6


       The following table shows maturities of the major loan categories and their sensitivity to changes in investment rates at December 31, 1996 (in thousands of dollars) for fixed interest rate and floating interest rate loans:

                                                          Due After
                                                           One Year
                                        One Year          but Within         Due After
                                         or Less          Five Years        Five Years
                                       Fixed Rate         Fixed Rate        Fixed Rate        Total
Commercial                          $     33,388          $     300          $      -        $  33,688
Installment                                3,747             18,114                25           21,886
Real Estate - Construction                 2,063                  -                 -            2,063
Real Estate - Mortgage                    12,080             45,898             2,378           60,356

     Total                          $     51,278          $  64,312          $  2,403        $ 117,993


                                                           Over One
                                                           Year but
                                        One Year         Within Five           Over
                                         or Less            Years           Five Years
                                      Floating Rate     Floating Rate      Floating Rate      Total
Commercial                                    -               162                  -             162
Installment                                   2               141                 25             168
Real Estate                                 862             1,053                119           2,034
     Total                                  864             1,356                144           2,364


TABLE G.  NONPERFORMING LOANS

         The loan portfolio of the Bank is reviewed by senior officers to evaluate loan performance. The frequency of the review is based on predefined guidelines approved by the Board of Directors that includes individual review of certain loans by the Loan Committee and the Board if certain past due or nonperformance criteria are met. The areas of criteria include in part net worth, credit history, and customer relationship. The evaluations emphasize different factors depending upon the type of loan involved. Commercial and real estate loans are reviewed on the basis of estimated net realizable value through an evaluation of collateral and the financial strength of the borrower. Installment loans are evaluated largely on the basis of delinquency data because of the large number of such loans and relatively small size of each individual loan.

         Management's review of commercial and other loans may result in a determination that a loan should be placed on a nonaccrual basis. Nonaccrual loans consist of loans which are both contractually past due 90 days or more and are not considered fully secured or in the process of liquidation. It is the policy of the Bank to discontinue the accrual of interest of any loan on which full collection of principal and/or interest is doubtful. Subsequent collection of interest is recognized as income on a cash basis upon receipt. Placing a loan on nonaccrual status for the purpose of income recognition is not in itself a reliable indication of potential loss of principal. Other factors, such as the value of the collateral securing the loan and the financial condition of the borrower, serve as more reliable indications of potential loss of principal.

         Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. The following table presents information concerning nonperforming loans for the periods indicated:
                                                          December 31,
                                                  1996        1995         1994
                                                   (In thousands of dollars.)

Commercial                                        715            -            -
  Contractually past due 90 days or more            7            -            -

Installment
  Nonaccrual                                      118           49            -
  Contractually past due 90 days or more          119          130           33

Real Estate
  Nonaccrual                                      312           48          160
  Contractually past due 90 days or more          216          451          569
                                                1,487          678          762

Nonperforming loans to gross loans at year-end   1.24%        0.66%        0.88%

Effect of nonaccrual loans on interest revenue     30            -            -

TABLE H.  SUMMARY OF LOAN LOSS EXPERIENCE

         Loan losses have not been a significant negative factor for the Bank. The following table presents the Bank's loan loss experience and selected loan ratios for the three years ended December 31, 1996, 1995, and 1994:

                                                   1996        1995        1994
                                                    (In thousands of dollars.)

Allowance for loan losses at beginning of year  $ 1,037   $    905   $     817

Loan Charge-Offs
   Commercial                                        11           -          20
   Installment                                      177         126          78
   Real Estate                                       29           3          57
               Total Charge-Offs                    217         129         155

Recoveries of Loans Previously Charged Off
   Installment                                       89          73          70
   Real Estate                                        -           -          10
               Total Recoveries                      89          73          80
Net loans charged off                              (128)        (56)        (75)

Provision for loan losses                           295         188         163

Allowance for loan losses at end of year     $    1,204   $   1,037   $     905

Average total loans (net of unearned income)   $112,730    $ 96,274    $ 86,727
Total loans (net of unearned income) at
 year-end                                       120,068     103,448      90,437

Selected Loan Loss Ratios
   Net charge-offs to average loans                0.11%       0.06%       0.09%
   Provision for loan losses to average loans      0.26%       0.20%       0.19%
   Provision for loan losses to net charge-offs  230.47%     335.68%     217.33%
   Allowance for loan losses to year-end loans     1.00%       1.00%       1.00%
   Loan loss coverage (1)                         29.73X      81.25X      39.60X

(1) Income before income taxes plus provision for loan losses, divided by net charge-offs.

TABLE I.  COMPOSITION OF ALLOWANCE FOR LOAN LOSSES (In thousands of dollars.)

                                       1996                                1995                            1994
                                               Percentage                           Percentage                          Percentage
                       Allowance   Breakdown    of Loans     Allowance  Breakdown   of Loans     Allowance   Breakdown   of Loans
                        Amount        %       Outstanding     Amount          %     Outstanding   Amount        %       Outstanding
Commercial                260       21.59        28.13          52         5.15      30.63         271        29.95          27.59
Installment               875       72.67        18.32         829        79.94      19.68         453        50.06          20.88
Real Estate-construction    -           -         1.72           -            -       2.86           -            -           1.94
Real Estate-mortgage       69        5.73        51.83         156        14.91      46.83         181        19.99          49.59
          Total         1,204       99.99       100.00       1,037       100.00     100.00         905       100.00         100.00


TABLE J.  DEPOSITS

         The breakdown on average deposits for the years indicated is as follows: (In thousands of dollars.)

                                        1996                     1995                     1994
                                        ----                     ----                     ----
                                    Average                  Average                   Average
                                    Balance       Rate       Balance        Rate       Balance      Rate
Noninterest bearing
 demand deposits                    $  12,257          -        $  10,824            -   $   9,547       -
Interest bearing
 demand deposits                       12,915       3.18           10,078         3.39       8,952
Money market accounts                   6,174       3.50            6,208         3.50       9,295
Savings                                 8,263       3.25            7,874         3.25       8,466
Time                                   89,590       5.90           79,267         5.83      63,514
                                     $129,199                    $114,251                 $ 99,774

         Remaining maturities of time certificates of deposits of $100,000 or more at December 31, 1996 are shown below (dollars in thousands):

                                                            December 31, 1996
                  Maturity                                    (in thousands)
Three months or less                                               $ 3,167
Over three months through 12 months                                  3,842
Over one year through 5 years                                        7,285
                   Total                                           $14,294


TABLE K.  RETURN ON EQUITY AND ASSETS

         The following table highlights certain ratios for the three years ended December 31, 1996, 1995, and 1994 (in thousands of dollars):

                                                                         1996        1995        1994
                                                                         ----        ----        ----
Income before securities gains and losses to
   Average total assets                                                     1.70%       1.74%       2.54%
   Average stockholders' equity                                            17.97%      18.64%      29.49%

Net income to
   Average total assets                                                     1.69%       1.74%       1.80%
   Average stockholders' equity                                            17.90%      18.68%      20.90%

Dividend pay out ratio (dividends declared per share
   divided by net income per share)                                        27.81%      22.73%      20.11%

Average stockholders' equity to average total assets ratio                  9.50%       9.32%       8.60%


TABLE L.
                                  GAP Analysis
                                December 31, 1996


         The  following  table  reflects  interest-rate   sensitive  assets  and
liabilities only. The following table sets forth at December 31, 1996 of interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specific period. (In thousands of dollars.)

                                        Scheduled Maturity or Repricing

                    Immediately        3 Months
                     Adjusted          or Less         3-6 Months      6 Mos.-1 Yr.      1-5 Years       Over 5 Years        Total
                     --------          -------         ----------      ------------      ---------       ------------        -----
Gross loans           2,364            21,748            18,551          10,979           64,312             2,403          120,357
Investment
 securities (1)(2)        -               103               281             468            4,101            13,301           18,254
Federal funds sold    4,793                 -                 -               -                -                 -            4,793
   Total Interest
     Earning Assets   7,157            21,851            18,832          11,447           68,413            15,704          143,404

Interest
 Bearing Liabilities
  Interest bearing
     demand deposits 14,725                                                                                                  14,725
  Money market
    deposits          6,777                 -                -                -                -                 -            6,777
  Savings             8,107                 -                -                -                -                 -            8,107
  Time deposits           -            16,631           11,866           17,053           47,986                 -           93,536
      Total Interest
       Bearing
       Deposits      29,609            16,631           11,866           17,053           47,986                            123,145


Difference Between
 Interest Earning
 Assets and Interest
 Bearing Liabilities
  (GAP)             (22,452)            5,220            6,966           (5,606)          20,427            15,704            20,259
   Cumulative(GAP)  (22,452)          (17,232)         (10,266)         (15,872)           4,555            20,259                -
    Cumulative
    interest earning
    assets to int.
    bearing
     liabilities      24.17%            62.73%           82.33%           78.88%          103.70%           116.45%          116.45%


(1) Does not include $87,000 in Federal Reserve Stock and $50,000 in Virginia Banker's Bank Stock.
(2)  All   securities   are  stated  at  book  value   regardless  of  security
     classification as to available-for-sale and held-to-maturity.


ITEM 8    FINANCIAL STATEMENTS

Management's Report on Financial Statements
Independent Auditor's Report

Financial Statements

   Consolidated Statements of Financial Condition - December 31, 1996 and 1995 Consolidated Statements of Income - Years Ended December 31, 1996, 1995,
     and 1994
   Consolidated  Statements  of  Stockholders'  Equity - Years Ended
     December 31, 1996 and 1995
   Consolidated Statements of Cash Flows - Years Ended December 31, 1996,
     1995, and 1994
   Notes to Consolidated Financial Statements - December 31, 1996


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



                           Benchmark Bankshares, Inc.

                     Report on Audit of Financial Statements

                              Table of Contents

Independent Auditor's Report                                               i

Exhibits

     A            Consolidated Statements of Financial Condition          1-2

     B            Consolidated Statements of Income                       3-4

     C            Consolidated Statements of Changes in
                  Stockholders' Equity                                      5

     D            Consolidated Statements of Cash Flows                   6-7

Notes to Consolidated Financial Statements                               8-20





                                January 22, 1997


                          Independent Auditor's Report


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have audited the accompanying consolidated statements of financial condition of Benchmark Bankshares, Inc. (a Virginia corporation) and Subsidiary, as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Benchmark Bankshares, Inc. and Subsidiary, as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.




Creedle, Jones, and Alga, P. C.
Certified Public Accountants



                                    Benchmark Bankshares, Inc.

                          Consolidated Statements of Financial Condition

                                    December 31, 1996 and 1995


                                            A S S E T S

                                                                     1996               1995
                                                                     ----               ----
Cash and due from banks                                           $    4,624,901     $    4,397,058
Federal funds sold                                                     3,858,000          5,862,000
Investment securities                                                 18,453,348         19,119,923

Loans                                                                120,356,859        103,723,930
  Less
    Unearned interest income                                           (288,678)          (275,998)
    Allowance for loan losses                                        (1,203,866)        (1,037,344)
               Net Loans                                             118,864,315        102,410,588

Premises and equipment - net                                           3,121,734          2,000,241
Accrued interest receivable                                            1,254,441          1,267,967
Deferred income taxes                                                    267,642            151,931
Refundable income taxes                                                   33,681                  -
Other assets                                                             429,760            153,807

               Total Assets                                         $150,907,822        $ 135,363,515
                                                                                          Exhibit A

                                                                                             Page 2

                                    Benchmark Bankshares, Inc.

                          Consolidated Statements of Financial Condition

                                    December 31, 1996 and 1995


                               Liabilities and Stockholders' Equity

                                                                     1996               1995
                                                                     ----               ----
Deposits
   Demand (noninterest bearing)                                   $   12,215,657    $    12,392,332
   NOW accounts                                                       14,724,556         11,589,895
   Money market accounts                                               6,776,695          5,542,293
   Savings                                                             8,107,214          7,679,313
   Time, $100,000 and over                                            14,293,648         12,734,404
   Other time                                                         79,242,048         71,684,402
               Total Deposits                                        135,359,818        121,622,639

Other borrowed money                                                           -            155,000
Accrued interest payable                                                 691,945            650,822
Accrued income tax payable                                                     -             97,302
Dividends payable                                                        391,510            286,709
Other liabilities                                                        102,876             50,473
               Total Liabilities                                     136,546,149        122,862,945

Stockholders' Equity
   Common stock, par value $.21 per share,
     authorized 4,000,000 shares;  issued
     and outstanding 12-31-96 1,449,895.852, issued and
     outstanding 12-31-95 1,433,544.679 shares                           304,478            301,044
   Capital surplus                                                     3,262,299          3,007,305
   Retained earnings                                                  10,753,919          8,987,406
   Unrealized security gains net of tax effect                            40,977            204,815
               Total Stockholders' Equity                             14,361,673         12,500,570

               Total Liabilities and Stockholders' Equity          $ 150,907,822       $135,363,515



See independent auditor's report and accompanying notes to financial statements.


                                        Benchmark Bankshares, Inc.

                                    Consolidated Statements of Income

                              Years Ended December 31, 1996, 1995, and 1994


                                                          1996               1995              1994
                                                          ----               ----              ----
Interest Income
   Interest and fees on loans                          $   11,319,244     $    9,696,669    $    8,282,706
   Interest on investment securities
    U. S. Government agencies                                 539,123            415,756           349,574
      State and political subdivisions                        591,344            586,959           507,173
      Other securities                                          5,745              5,752             6,698
      Interest on federal funds sold                          273,935            476,597           132,621
          Total Interest Income                            12,729,391         11,181,733         9,278,772

Interest Expense
   Interest bearing checking deposits                         629,243            559,325           566,748
   Savings deposits                                           268,933            254,153           274,565
   Time deposits                                            5,263,644          4,585,670         3,139,776
   Federal funds purchased and other borrowed money                 -              1,949             2,021
          Total Interest Expense                            6,161,820          5,401,097         3,983,110
Net Interest Income                                         6,567,571          5,780,636         5,295,662
Provision for Loan Losses                                     295,159            188,300           162,805
Net Interest Income After Provision
   for Loan Losses                                          6,272,412          5,592,336         5,132,857

Other Income
   Service charges on deposit accounts                        352,356            341,723           309,640
   Other                                                      222,044            257,380           200,657
   Net investment securities gains (losses)                    (9,111)            (1,048)           21,105
   Gain on sale of other real estate                                -              4,488                 -
          Total Other Income                                  565,289            602,543           531,402

Other Expenses
   Salaries                                                 1,776,867          1,532,820         1,351,798
   Employee benefits                                          418,879            359,430           299,681
   Occupancy expense                                          168,981            145,461           154,273
   Other                                                      962,731          1,009,690         1,050,939
          Total Other Expenses                              3,327,458          3,047,401         2,856,691
Income Before Income Taxes                                  3,510,243          3,147,478         2,807,568
Provision for Income Taxes                                  1,063,785            938,279           832,935

          Net Income                                   $    2,446,458     $    2,209,199    $    1,974,633

Earnings Per Share of Common Stock                               1.69               1.54              1.39
Average Shares Outstanding                               1,444,934.12       1,428,967.91         1,417,252


(1)  Restated to reflect a 2 for 1 stock split effective January 17, 1994.

See independent auditor's report and accompanying notes to financial statements.


                                                               Benchmark Bankshares, Inc.

                                               Consolidated Statements of Changes in Stockholders' Equity

                                                         Years Ended December 31, 1996 and 1995

                                                                                                     Unrealized
                                                     Common                       Retained             SEC Gain
                                Shares               Stock          Surplus       Earnings             (Loss) *           Total
Balance January 1, 1995     1,420,230.234         $298,248        $2,820,466     $ 7,278,916         $ (536,352)   $  9,861,278

Net Income                                                                         2,209,199                          2,209,199

Sale of Stock                  13,322.315            2,798           186,945                                            189,743
Redemption of Stock                (7.87)               (2)             (106)                                              (108)

Semi-Annual Cash
   Dividend Declared
      June 15, $.15 per
        share                                                                       (214,000)
      December 22, $.20
         per share                                                                  (286,709)                          (500,709)

Unrealized Security Gains
   Net of Tax                                                                                           741,167         741,167
Balance December 31, 1995   1,433,544.679          301,044         3,007,305       8,987,406            204,815      12,500,570

Net Income                                                                         2,446,458                          2,446,458

Sale of Stock                  16,361.406            3,436           255,158                                            258,594
Redemption of Stock               (10.233)              (2)             (164)                                              (166)

Semi-Annual Cash
Dividend Declared
      June 20, $.20 per share                                                       (288,435)
      December 19, $.27
         per share                                                                  (391,510)                          (679,945)

Unrealized Security Gains
 (Losses)                                                                                             (163,838)        (163,838)

Balance December 31, 1996   1,449,895.852         $304,478         $3,262,299     $10,753,919        $  40,977      $14,361,673


* Adjusted to reflect 2 for 1 stock split effective January 17, 1994.

See independent auditor's report and accompanying notes to financial statements.

                                        Benchmark Bankshares, Inc.

                                  Consolidated Statements of Cash Flows

                              Years Ended December 31, 1996, 1995, and 1994

                                                          1996               1995              1994
                                                          ----                ----              ----
Cash Flows from Operating Activities
   Interest received                                   $   12,742,917    $ 10,885,855       $    8,951,644
   Fees and commissions received                              574,400         532,525              510,410
   Interest paid                                           (6,120,697)     (5,227,558)          (3,855,540)
   Cash paid to suppliers and employees                    (3,402,857)     (3,053,968)          (2,958,106)
   Income taxes paid                                       (1,226,078)       (901,935)            (864,985)

               Net Cash Provided by
                  Operating Activities                      2,567,685       2,234,919            1,783,423

Cash Flows from Investing Activities
   Proceeds from sale of investment
      securities                                            1,870,287       2,187,700            2,272,592
   Proceeds from maturity of investments                      780,300         752,039              428,180
   Purchase of investment securities                       (2,370,000)     (7,089,565)          (3,536,543)
   Loans originated                                       (70,341,575)    (69,043,215)         (64,555,986)
   Principal collected on loans                            53,721,326      56,032,148           55,437,436
   Purchase premises and equipment                         (1,269,643)       (445,607)             (52,686)
   Proceeds from sale of loans                                      -           2,246                    -
               Net Cash Used in Investing
                  Activities                              (17,609,305)    (17,604,254)         (10,007,007)

Cash Flows from Financing Activities
   Net increase in demand deposits and
      savings accounts                                      4,620,289       3,757,367           (2,216,981)
   Payments for maturing certificates of
      deposit                                             (25,409,086)     (4,672,666)         (18,157,144)
   Proceeds from sales of certificates of
     deposit                                               34,525,976      17,901,445           31,576,652
   Dividends paid                                            (575,144)       (427,035)            (360,308)
   Sale of common stock                                       258,428         189,743              128,905
   Proceeds (payments) from other
      borrowed money                                         (155,000)        155,000                   -
   Proceeds from sale of other assets                               -          43,056                   -
               Net Cash Provided by
                  Financing Activities                     13,265,463      16,946,910          10,971,124

Net Increase (Decrease) in Cash and
   Cash Equivalents                                        (1,776,157)      1,577,575           2,747,540

Cash and Cash Equivalents at
   Beginning of Year                                       10,259,058       8,681,483           5,933,943

Cash and Cash Equivalents at
   End of Year                                         $    8,482,901    $ 10,259,058      $    8,681,483


Reconciliation of Net Income to Net
   Cash Provided by Operating Activities
      Net income                                       $    2,446,458     $    2,209,199    $    1,974,633
      Adjustments to reconcile net income to
         net cash provided by operating
         activities
            Depreciation                                      148,150            156,546           182,392
            Provision for probable credit losses              295,159            188,300           162,805
            Increase (Decrease) in taxes
               payable                                        (97,302)             36,344          (32,050)
            (Increase) in refundable taxes                    (33,681)                  -                -
            (Increase) Decrease in interest
               receivable                                      13,526            (295,878)        (194,295)
            Increase in interest payable                       41,123             173,539          127,570
            (Increase) in other assets                       (275,953)            (66,578)         (20,992)
            (Increase) in deferred taxes
               exclusive of unrealized security
               gains (losses)                                 (31,309)           (154,300)        (315,225)
            Increase (Decrease) in other
               liabilities                                     52,403              (6,567)           3,879
            (Decrease) in accounts payable                          -                   -         (105,294)
            Loss on sale of securities                          9,111               1,048                -
            Gain on sale of other real estate                       -              (4,488)               -
            Proceeds from sale of loans                             -              (2,246)               -
               Net Cash Provided by
                  Operating Activities                 $    2,567,685      $    2,234,919    $   1,783,423


For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds sold are purchased and sold for one day periods.


See independent auditor's report and accompanying notes to financial statements.


                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1996, 1995, and 1994


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

                  For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains or losses are to be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. The impact of this unrealized loss on securities positively impacted shareholders' equity in the amount of $40,977 as of December 31, 1996, therefore affecting the book value of the Company's stock. The book value per share of the stock inclusive of the FAS 115 adjustment was $9.91, while the book value per share would have been $9.88 if reported exclusive of the FAS 115 impact.

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

         (e) Allowance for Loan Losses. The allowance for loan losses is increased by provisions charged to expense and decreased by loan losses net of recoveries. The provision for loan losses is based on the Bank's loan loss experience and management's detailed review of the loan portfolio which considers economic conditions, prior loan loss experience, and other factors affecting the collectibility of loans. With the exception of loans secured by 1-4 family residential property, accrual of interest is discontinued on loans past due 90 days or more when collateral is inadequate to cover principal and interest or immediately if management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection is doubtful.

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

                  The table below reflects the components of the Net Deferred Tax Asset account as of December 31, 1996:

Deferred tax assets resulting from loan loss
   Reserves                                                        $ 358,321
Deferred tax liabilities resulting from
   depreciation                                                      (69,570)
Deferred tax assets resulting from unrealized
   security losses                                                   (21,109)

               Net Deferred Tax Asset                              $ 267,642

2.       Investment Securities

                  The  carrying   amount  and   approximate   market  values  of
investment securities are summarized below:

                                                Book           Unrealized        Unrealized           Market
                                               Value              Gains            Losses             Value
Available for Sale
  December 31, 1996
     U. S. Government agencies               $    5,456,877    $  15,154        $   69,849          $    5,402,182
     State and political subdivisions             9,830,196      134,307            17,526               9,946,977
     Other securities                               137,000            -                 -                 137,000
                                             $   15,424,073    $ 149,461        $   87,375          $   15,486,159
  December 31, 1995
     U. S. Government agencies               $    6,054,918    $ 108,654        $   30,633          $    6,132,939
     State and political subdivisions            10,880,052      235,542             3,238              11,112,356
     Other securities                               137,000            -                 -                 137,000
                                             $   17,071,970    $ 344,196        $   33,871          $   17,382,295

Held to Maturity
  December 31, 1996
     U. S. Government agencies               $    2,237,188    $       -        $   28,037          $    2,209,151
     State and political subdivisions               730,000          515            14,230                 716,285
                                             $    2,967,188    $     515        $   42,267          $    2,925,436
  December 31, 1995
     U. S. Government agencies               $    1,737,628    $  58,172                 -          $    1,795,800


                           The  maturities of investment  securities at December
31, 1996 were as follows:

                                             Book Value       Market Value
Available for Sale
   Due in one year or less                    $     851,669    $     844,426
   Due from one to five years                     3,360,690        3,382,529
   Due from five to ten years                     9,752,955        9,794,831
   After ten years                                1,321,759        1,327,373
   Other securities                                 137,000          137,000

Held to Maturity
   Due from one to five years                       740,000          725,470
   Due from five to ten years                     2,227,188        2,199,966


                           Securities  having  a book  value of  $4,497,322  and
                  $4,706,964 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.

                           In the  event  of the  sale of  securities,  the cost
                  basis of the security, adjusted for the amortization of premium or discounts, will be used when calculating gains or losses.

                           Other securities  consist of required  investments in
                  Federal Reserve Bank stock and a regional bankers' bank's stock. These investments are recorded at original cost.



3.       Loans

                  A summary of loans net of participation-out activity by type follows:

                                          1996               1995
                                          ----               ----

Demand                                 $    1,579,920     $    1,349,187
Time                                       32,270,342         30,417,682
Installment                                22,053,893         20,416,084
Real estate                                64,452,704         51,540,977
                                        $ 120,356,859     $  103,723,930

4.       Allowance for Loan Losses

                  An analysis of the transactions in the allowance for loan losses follows:

                                                   1996              1995
                                                   ----              ----
Balance at beginning of year                  $    1,037,344   $       905,139
Provision charged to operating expense               295,159           188,300
Recoveries on loans                                   89,148            72,434
Loans charged off                                   (217,785)         (128,529)
Balance at end of year                        $    1,203,866   $     1,037,344


                  As of December 31, 1996, the Bank had $1,145,353 classified as nonaccrual loans. A loan in this status ceases to accrue interest.

5.       Office Buildings, Equipment, and Leasehold Improvements

                  Major classifications of these assets are summarized as follows:

                                    Estimated
                                      Useful
                                  Lives (Years)         1996             1995
                                  -------------         ----             ----

Land                                            $     668,336    $     668,336
Buildings and improvements       6-40               2,339,092        1,244,592
Furniture and equipment          2-10               1,448,227        1,165,402
Leasehold improvements            5-6                 142,690          151,444
Buildings under construction                                           154,948
                                                    4,598,345        3,384,722
Less:  Accumulated depreciation                    (1,476,611)      (1,384,481)
                                                $   3,121,734    $   2,000,241

                  The cost basis of fully depreciated assets totaled $56,020 at December 31, 1996. During 1996, $17,421 in interest expense was capitalized during the construction process.

6.       Time Deposits

                  The maturities of time deposits exceeding $100,000 are as follows:

Due in six months                                    $    5,119,406
Due from six months to one year                           1,889,760
Due from one year to three years                          4,195,968
Due from three years to five years                        3,088,514
               Total                                 $   14,293,648


                  Interest expense on time deposits exceeding $100,000 was $811,634 in 1996.

7.       Federal Income Taxes

                  Federal income taxes payable, as of December 31, 1996 and 1995, were as follows:

                                         1996           1995
                                         ----           ----

Currently payable                                       97,302
Deferred                              (267,642)       (151,931)
                                      (267,642)        (54,629)

                  The components of applicable income taxes are as follows:

                                          1996             1995
                                          ----             ----

Current                              $   1,032,476    $     981,809
Deferred from income and
   expense items                            31,309          (43,530)

               Total                 $   1,063,785    $     938,279
                                      ============== = =============


                  Temporary   differences  in  the  recognition  of  income  and
         expenses for tax and financial reporting purposes resulted in the deferred income tax asset as follows:

                                                      1996            1995
                                                      ----            ----

Accelerated depreciation                            $ (18,052)      $ (1,386)
Excess of provision for loan losses
   over deduction for federal income
   tax purposes                                         49,361        44,949

               Total Tax Impact of Temporary
                  Differences in Recognition of
                  Income and Expenses                   31,309        43,563

Tax impact of balance sheet recognition
   of unrealized security losses                        84,402      (382,955)
               Total Change to Deferred Tax
                  for the Year                      $  115,711    $ (339,392)


                  The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rates are as follows:

                                               1996            1995
                                               ----            ----

Statutory rates                                 34%             34%

Income tax expense at statutory
   rates                                     $1,193,483      $1,070,142

Increase (Decrease) due to
   Tax exempt income                           (143,530)       (140,260)
   Other                                         13,832           8,397
                                            $ 1,063,785       $ 938,279


                  Federal income tax returns are subject to examination for all years which are not barred by the statute of limitations.

8.       Commitments and Contingent Liabilities

                  At December 31, 1996 and 1995, commitments under standby letters of credit aggregated $895,211 and $112,500, respectively. These commitments are an integral part of the banking business and the Bank does not anticipate any losses as a result of these commitments. These commitments are not reflected in the consolidated financial statements. (See Note 12).

                  Minimum   lease   payments   at   December   31,   1996  under
noncancelable real property operating lease commitments for succeeding years are:

    1997                     $ 19,200
    1998                       15,000
    1999                       15,000
    2000                        7,500

   Total                     $ 56,700


                  The Bank has options to renew the leased properties. The additional lease expense resulting from the future exercising of these options is not included in the 1996 totals listed herein.

                  Operating expenses include amortization of improvements and occupancy rentals of $31,542 and $35,799 at December 31, 1996 and 1995, respectively.

9.       Retirement Plan

                  The Bank provides for a retirement program for all qualified employees through a 401(k) plan. The plan offers a salary reduction election of up to 14% of W-2 compensation less incentive pay. The plan also has a proportional matching feature by the Company. In addition, the plan provides for the Company to make discretionary contributions. Both the percentage of the employer match and the annual discretionary contribution are based on the Bank's performance.

                  Effective January 1, 1995, the Bank discontinued its pension plan and transferred the plan assets to its newly established 401(k) plan. By the nature of the transfer, there was no taxable consequence to the participants.

                  During 1996, Bank payments through matching and discretionary contributions totaled $87,070 while employees' salary reduction amounted to $55,897. The cost of administration for the 401(k) plan paid in 1996 amounted to $7,415.

10.      Officer Incentive Compensation

                  The Bank offers its officers incentive compensation and/or bonus arrangements based on the Bank's annual financial performance and other criteria such as length of service and officer classification. Incentive compensation totaled $214,876 and $189,344 for the years ended December 31, 1996 and 1995, respectively.

11.      Loans to Related Parties

                  Loans to directors and executive officers of the Bank and loans to companies in which they have a significant interest are made on substantially the same terms as those prevailing at the time for other loan customers. The balances of such loans outstanding were $1,405,516 and $1,384,510 at December 31, 1996 and 1995, respectively.
         During the year of 1996, new loans to the group totaled $368,111, while repayments amounted to $344,105.

12.      Off-Balance-Sheet Instruments/Credit Concentrations

                  The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Unless noted otherwise, the Bank does not require collateral or other security to support these financial instruments. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to facilitate the transaction of business between these parties where the exact financial amount of the transaction is unknown, but a limit can be projected. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. There is a fee charged for this service.

                  As noted in Note 8 on December 31, 1996, the Bank had outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

                  As of December 31, 1996, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, and an unfunded business loan. The total amount of these commitments amounted to $14,420,566.

         Concentrations

                  The Bank has no concentrations of credit concerning an individual borrower or economic segment. The Bank confines its lending activities to within the state and more specifically its local geographic areas. The concentrations of credit by loan type are set forth in Note 3. Regulatory requirements limit the Bank's aggregate loans to any one borrower to a level of approximately $2,148,104.

                  The Bank has significant concentrations of deposits with other financial institutions consisting mainly of daily Federal fund sales, which totaled $3,858,000 as of December 31, 1996, and depository banking services with its primary correspondent bank. These deposits amounted to $1,098,585 at December 31, 1996. Of this deposit and Federal funds sold amount, $4,856,585 was in excess of FDIC insurance levels.


13.      Regulatory Matters

                  Pursuant to regulations of the Federal Reserve Board, the banking operation of the Company is required to maintain certain minimum levels of capital. At December 31, 1996, the Bank maintained the following capital ratios:

                                                                 Well
                                                   Actual    Capitalized
                                                    Rate     Target Rate

Total Capital to Risk Weighted Assets                14.32%         10.00%
                                                     ======         ======

Tier I Capital to Risk Weighted Assets               13.22%          4.00%
                                                     ======          =====

Tier I Capital to Total Average Assets                9.65%          8.00%
                                                      =====          =====


                  These ratios exceed the minimum ratios required by regulatory authorities.

14.      Capital

                  During 1996, net purchase of Company stock through the dividend reinvestment plan amounted to 16,305 shares. Also, 50 shares were purchased through the exercising of employee stock options. This translated to a $3,434 increase in common stock and a $254,993 increase in capital surplus.

                  The Company is authorized to issue 200,000 shares of preferred stock with a par value of $25.00. To date, no preferred stock has been issued by the Company. Currently, management has no plans to utilize this second class of stock.

15.      Stock Option Plan

                  On April 20, 1995, the stockholders retroactively approved two incentive stock option plans with an effective date of March 16, 1995. One plan consisting of option awards to purchase 60,000 shares of the Company's common stock was approved for the employees of the Company, while the second plan consisting of option awards to purchase 40,000 shares of the Company's common stock was approved for the "outside" directors of the Company. All participants must have been employed for two calendar years. Pursuant to the plans, options were granted for the purchase of 42,500 shares for the employees and 27,000 shares for the directors as of the effective date. The options expire on March 16, 2005.

                  These options cannot be exercised for a period of one year from the date of the grant. As of the one year period, all granted options are fully vested. The table below details the status of the plan as of December 31, 1996:

                                                     1996

                                       Outstanding
   Incentive Stock       Original        Options         Options       Options        Options      Remaining
     Option Plan           Pool          Granted         Granted      Exercised      Canceled       in Pool
     -----------           ----          -------         -------      ---------      --------       -------
      Employees              60,000       43,000          3,500           50           1,500           15,050
      Directors              40,000       27,000            -             -              -             13,000


                                              1995

   Incentive Stock       Original        Options         Options       Options       Remaining
     Option Plan           Pool          Granted        Exercised      Canceled       in Pool
      Employees              60,000       43,500            -            500             17,000
      Directors              40,000       27,000            -             -              13,000

                  The Company has elected to report the results of the plan pursuant to APB Opinion Number 25. Due to the pricing schedule, there is no impact on earnings under the fair value based method.

16.      Disclosures about Fair Value of Financial Instruments

                  During 1996, the Bank adopted FAS 107 Disclosure about Fair Value of Financial Instruments. The intent of FAS 107 is to depict the market's assessment of the present value of net future cash flows discounted to reflect current interest rates.

                  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

         Cash and Short-Term Investments

                  For those short-term investments, the carrying amount is a reasonable estimate of fair value. For reporting purposes, the Bank has included Cash and Due from Banks as well as Federal Funds Sold in this category.

         Investment Securities

                  For marketable equity securities classified as available-for-sale and held-to-maturity, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         Loans Receivable

                  The fair value of the basic loan groups is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For open-end revolving loans, the carrying amount is a reasonable estimate of fair value.

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

                  The estimated fair values of the Bank's financial instruments are as follows:

                                                               1996                               1995
                                                               ----                               ----

                                                     Carrying           Fair           Carrying           Fair
                                                      Amount           Value            Amount            Value
Financial Assets
   Cash and due from banks                          $ 4,624,901      $ 4,624,901      $ 4,397,058      $ 4,397,058
   Federal funds sold                                 3,858,000        3,858,000        5,862,000        5,862,000
   Investments
      Available for sale                             15,486,159       15,486,159       17,382,295       17,382,295
      Held to maturity                                2,967,188        2,925,436        1,737,628        1,795,800
   Loans
      Demand loans                                    1,579,920        1,579,920        1,349,187        1,349,187
      Accrual loans                                  35,749,545       35,674,334       31,414,700       31,474,816
      Installment loans under $2,000                    754,708          706,415          805,870          744,137
      Vehicle loans                                   7,755,436        7,487,141        7,414,793        7,110,109
      Dealer loans                                    3,047,212        2,860,326        3,267,539        3,059,442
      Other installment loans                         9,709,525        9,208,485        8,927,882        8,551,827
      Real estate loans                              65,239,716       63,197,866       53,181,263       51,261,882
      Participation loans - out                      (3,479,203)      (3,479,203)      (2,637,304)      (2,567,318)

Financial Liabilities
   Deposits
      Demand (noninterest bearing)                   12,215,657       12,215,657       12,392,332       12,392,332
      Demand (interest bearing)                      21,501,251       21,501,251       17,132,188       17,132,188
      Savings                                         8,107,214        8,107,214        7,679,313        7,679,313
      Certificates of deposit                        93,535,696       93,703,010       84,418,806       85,160,932
      Other borrowed money                                    -                -          155,000          155,000

Unrecognized Financial Instruments
   Unused loan commitments                           14,420,566       14,420,566       11,169,506       11,169,506
   Unissued letters of credit                           895,211          895,211          112,500          112,500

17.      Parent Corporation

                  Financial statements for Benchmark Bankshares, Inc.
         (not consolidated) are herein presented. Since the parent company has not entered into any substantial transactions, only the parent company's statements are presented.


                                             Benchmark Bankshares, Inc.

                                                (Parent Company Only)

                                                    Balance Sheet

                                          December 31, 1996, 1995, and 1994

                                                     A S S E T S

                                                                     1996               1995              1994
                                                                     ----               ----              ----
Cash                                                             $       237,707    $       152,953   $       106,920
Investment in subsidiary                                              14,515,476         12,418,510         9,751,577
Land                                                                           -            215,816           215,816
               Total Assets                                      $    14,753,183       $ 12,787,279      $ 10,074,313

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Dividends payable                                             $       391,510    $       286,709   $       213,035

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares;  issued
      and   outstanding   1,449,895.852   12-31-96,
      issued   and   outstanding
      1,433,544.679 12-31-95, issued and
      outstanding 1,420,230.234 shares 12-31-94                          304,478            301,044           298,248
   Surplus                                                             3,262,299          3,007,305         2,820,466
   Retained earnings                                                  10,794,896          9,192,221         6,742,564
              Total Stockholders' Equity                              14,361,673         12,500,570         9,861,278
              Total Liabilities and Stockholders' Equity         $    14,753,183     $   12,787,279      $ 10,074,313

                                                 STATEMENT OF INCOME

                                    Years Ended December 31, 1996, 1995, and 1994

                                                                     1996               1995              1994
Income
   Rental property                                                        7,200              7,200             7,200
   Dividends from subsidiary                                            200,000                  -                 -
               Total Income                                             207,200              7,200             7,200

Expenses
   Professional fees                                                      9,900             10,300            32,923
   Supplies, printing, and postage                                        8,647              8,935            10,644
   Taxes - miscellaneous                                                  3,002              4,532               543
               Total Expenses                                            21,549             23,767            44,110

Income (Loss) Before Equity in Undistributed Income
   of Subsidiary                                                        185,651            (16,567)          (36,910)

Equity in Income of Subsidiary (includes tax
   benefit of parent company operating loss)                          2,260,807          2,225,766         2,011,543
               Net Income                                             2,446,458          2,209,199         1,974,633




                                           Benchmark Bankshares, Inc.

                                             (Parent Company Only)

                                  Statement of Changes in Stockholders' Equity

                                 Years Ended December 31, 1996, 1995, and 1994

                                   Unrealized
                                       Common                        Retained       SEC Gain
                                       Stock         Surplus         Earnings       (Loss) *         Total

Balance January 1, 1995                 $298,248     $ 2,820,466    $ 7,278,916    $(536,352)      $   9,861,278

Net Income                                                            2,209,199                        2,209,199

Sale of Stock                              2,798         186,945                                         189,743
Redemption of Stock                           (2)           (106)                                           (108)

Semi-Annual Cash
   Dividend Declared
      June 30, $.13 per share                                          (214,000)
      December 15, $.15
         per share                                                     (286,709)                        (500,709)

Unrealized Security Gains
   Net of Tax                                                                        741,167             741,167

Balance December 31, 1995                301,044       3,007,305      8,987,406      204,815          12,500,570

Net Income                                                            2,446,458                        2,446,458

Sale of Stock                              3,436         255,158                                         258,594
Redemption of Stock                           (2)           (164)                                           (166)

Semi-Annual Cash
   Dividend Declared
      June 20, $.20 per share                                          (288,435)
      December 19, $.27
         per share                                                     (391,510)                        (679,945)

Unrealized Security Gains
   (Losses)                                                                        (163,838)            (163,838)

Balance December 31, 1996              $304,478      $ 3,262,299    $10,753,919    $ 40,977         $ 14,361,673




* Net of tax effect.




                                         Benchmark Bankshares, Inc.

                                           (Parent Company Only)

                                          Statement of Cash Flows

                               Years Ended December 31, 1996, 1995, and 1994


                                                            1996              1995               1994
                                                            ----              ----               ----

Cash Flows from Operating Activities
   Net income                                            $    2,446,458    $    2,209,199     $    1,974,633
   Increase (Decrease) in payables                                    -                 -           (105,294)
   Less proceeds from sale of real estate                     (215,819)                 -                  -
               Net Cash Provided by
                  Operating Activities                        2,230,639         2,209,199          1,869,339

Cash Flows from Investing Activities
   Undistributed earnings of subsidiary                      (2,044,988)       (1,925,766)        (2,011,541)
   Purchase of premises                                               -                 -             (5,009)
   Sale of real estate                                          215,819                 -                  -
               Net Cash Used by Investing
                  Activities                                 (1,829,169)       (1,925,766)        (2,016,550)

Cash Flows from Financing Activities
   Sale of stock                                                258,594           189,743            128,938
   Redemption of stock                                             (166)             (108)               (33)
   Dividends paid                                              (575,144)         (427,035)          (360,308)
               Net Cash Used by Financing
                  Activities                                   (316,716)         (237,400)          (231,403)
Net Increase (Decrease) in Cash                       $          84,754         $  46,033         $ (378,614)


ITEM 9    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None


PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The Directors of the Company, their ages and principal occupations, are set forth in the table below as of December 31, 1996:

                                      Principal Occupation for Last Five Years         Director of the Company
         Name (Age)            Position Held with Company and Subsidiary                     or Subsidiary Since

H. Clarence Love               Retired President, Commonwealth Tobacco                              1971
   (71)                        Co., Inc.
                               Chairman of Board, Company and Subsidiary

R. Michael Berryman            Pharmacist                                                           1978
   (56)                        Principal Smith's Pharmacy, Inc.
                               Pharmacy Associates, Inc.
                               Pharmacists Shared Services, Inc.
                               Vice Chairman, Company and Subsidiary

Ben L. Watson, III             President and CEO,                                                   1976
   (53)                        Company and Subsidiary

C. Edward Hall                 Pharmacist                                                           1971
   (56)                        Partner, Victoria Drug Company

Lewis W. Bridgforth            Physician                                                            1971
   (57)

William J. Callis              Building Contractor                                                  1989
   (55)                        Principal, Kenbridge Construction Co., Inc.

Earl C. Currin, Jr.            Provost,                                                             1986
   (53)                        Southside Virginia Community College

J. Ryland Hamlett              Retired Personnel Manager,                                           1986
   (54)                        Southside Electric Cooperative

Larry L. Overton               Retired Vice President,                                              1971
  (67)                         Virginia Marble Manufacturers, Inc.
                               Secretary, Company and Subsidiary

Wayne J. Parrish               Principal of Parrish Trucking Co., Inc. and                          1979
   (58)                        Kenbridge Oil Co., Inc.

Executive Officers of the Company

The executive officers of the Bank and their positions are set forth below:

         Name (Age)                       Position Held with Subsidiary                        Officer Since

Ben L. Watson, III  (A)       Director, President and CEO                                          1971
   (53)

Michael O. Walker (B)         Vice President for Branch Administration and                         1975
   (46)                       Marketing and Recording Secretary

Janice C. Whitlow  (C)        Vice President, Cashier, and Compliance                              1976
   (50)                       Officer


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

ITEM 11    EXECUTIVE COMPENSATION

A.       Summary of Cash and Certain Other Compensation to Executive Officer


                                            Annual Compensation                               Long-Term Compensation
                                                                                           Number of
                                                                          (1) (2)          Securities
   Name and Principal                                  Incentive       Other Annual        Underlying         All Other
        Position              Year        Salary         Bonus         Compensation          Option         Compensation
        --------              ----        ------         -----         ------------          ------         ------------

Ben L. Watson, III            1996        $  80,000   $       58,657     $ 5,400        None                 None
President & CEO               1995           75,000           52,896       5,700        4,000 (3)            None
                              1994           72,444           46,507       5,700        None                 None


         (1) The value of perquisites and other personal benefits did not exceed the lessor of $50,000 or ten percent of total annual salary and incentive bonus.

         (2) Other Annual Compensation represents director's fees paid for services performed as a director of the Bank.

         (3) Represents incentive stock option granted on March 16, 1995, pursuant to the Company's Incentive Stock Option Plan.

B.       Compensation to Directors

                  No fees are paid to directors for service on the Board of the Company. During 1996, a fee of $2,400 per director was paid, based on the performance of the Company, plus $250 for each Board meeting attended and $175 for each committee meeting attended during the year.

C.       Employment Agreements

                  The Company, or its subsidiary, has no employment agreements with any of its employees.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

         The following  table sets forth  information  regarding the  beneficial ownership of the Company's Common Stock as of March 15, 1997:
                                                                                             Owned
                                                               Director/Officer of        % of Shares
       Name and Age              Principal Occupation       Company/Subsidiary         Bene Owned

H. Clarence Love            Retired President,                        1971             40,000.000(1)
   (71)                     Commonwealth Tobacco                                          2.74%
                            Co., Inc.

R. Michael Berryman         Pharmacist                                1978             42,573.581(2)
   (56)                                                                                   2.95%

Ben L. Watson, III          President                                 1971               7,164.717(3)
   (53)                     Company and subsidiary                                          .49%

C. Edward Hall              Pharmacist                                1971             14,765.238(10)
   (56)                                                                                    1.01%

Lewis W. Bridgforth         Physician                                 1971             16,907.700(4)
   (57)                                                                                   1.16%

William J. Callis           Building Contractor                       1989             12,102.460(5)
   (55)                                                                                     .83%

Earl C. Currin, Jr.         Provost                                   1986               5,522.095
   (52)                                                                                     .38%

J. Ryland Hamlett           Retired Personnel Director                1986               5,203.159
   (54)                                                                                     .36%

Larry L. Overton            Retired Sales Manager                     1971             20,563.000(6)
   (67)                                                                                   1.41%

Wayne J. Parrish            Principal of Parrish                      1979              12,021.642(7)
   (58)                     Trucking Co., Inc. and                                          .82%
                            Kenbridge Oil Co., Inc.

Michael O. Walker           Senior Vice President for                 1975             20,245.012(8)
   (46)                     Branch Administration and                                     1.387%
                            Marketing and Recording
                            Secretary Benchmark Community
                            Bank

Janice C. Whitlow           Senior Vice President,                    1976              2,551.142(9)
   (50)                     Cashier, and Compliance                                         .175%
                            Officer Benchmark Community
                            Bank

                                                                                            Shares
                                                                                         Beneficially
                                                                                             Owned
                                                                                          % of Shares
                                                                                          Bene Owned

Number and Percentage of Company Common Stock held
beneficially as of March 15, 1997 by Directors and Executive                           199,619.746
Officers of the Company (12 persons).                                                      13.67%

(1) Includes 31,200 shares held jointly with Mr. Love's wife, and 2,000 shares owned solely by her.

(2) Includes 22,298.606 shares held jointly with Mr. Berryman's wife and 2,714.315 shares held as custodian for one of his children.

(3)      Includes 216.796 shares owned solely by Mr. Watson's wife.

(4)      Includes 9,637.031 shares owned solely by Dr. Bridgforth's wife.

(5)      Includes 6,899.301 shares held jointly with Mr. Callis' wife.

(6) Includes 13,453 shares held jointly with Mr. Overton's wife, and 1,345 shares owned solely by her.

(7) Includes 2,665.210 shares held jointly with Mr. Parrish's wife, and 2,807.648 shares owned solely by her.

(8)      Includes 12,140.704 shares owned jointly with Mr. Walker's wife.

(9) Includes 780.471 shares owned jointly with Mrs. Whitlow's husband and 43.356 shares owned solely by him.

(10)     Includes 130 shares owned solely by Mr. Hall's wife.

The share ownership listed above reflects the shares necessary to meet the ownership requirements for bank directors pursuant to the Virginia Banking Act.

No person owned of record or was known to own beneficially more than 5% of the outstanding common stock of the Company as of December 31, 1996. The following table details information concerning a stock certificate holder that is in the business of marketing investments.

Actual ownership of shares or partial shares by investors through this company is not known by management. The following table provides certificate holder information:

                                        No. of Shares             Percentage
             Name                      in Certificates          of Shares Held

CEDE & Company                             256,185                  17.67%
Box 20
Bowling Green Station
New York, NY  10081


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

         Balances, as of December 31, of the year are summarized below:

                                           1996          1995            1994
                                           ----          ----            ----

Executive Officers and their families  $  135,683    $ 181,208   $    159,886
Directors and their families (1)          445,644      397,887        314,451
Corporations in which directors and
   officers had an interest               827,189      805,415        599,485
               Total                   $1,408,516   $1,384,510   $  1,073,822

(1) Loans to Mr. Watson that are reported as loans to Executive Officers are not included in loans to directors.

Refer to Item 14(a) - Financial Statement Schedules

         At year-end 1996, Directors and Executive Officers had been granted lines of credit in the amount of $1,182,500. As of December 31, 1996, $477,256 of these lines was unexercised and available.

Stock Sales to Related Parties

         Other than the dividend reinvestment plan in which nine directors and all executive officers participated in the purchasing of Company stock, 1,130 additional shares were purchased during 1996 at an average price of $16.39 per share.

PART IV

ITEM 14 (a) (1) and (2)    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON
                              FORM 8-K

         The following consolidated financial statements of Benchmark Bankshares, Inc. and its subsidiary, Benchmark Community Bank, included in the annual report of the registrant to its shareholders for the year ended December 31, 1996 are included in Item 8:

         Consolidated Statements of Financial Condition - December 31, 1996 and 1995 Consolidated Statements of Income - Years Ended December 31, 1996, 1995, and 1994
         Consolidated Statements of Shareholders' Equity - Years Ended
            December 31, 1996 and 1995
         Consolidated  Statements of Cash Flows - Years Ended December 31, 1996,
            1995, and 1994
         Notes to Consolidated Financial Statements - December 31, 1996

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


ITEM 14 (a) (3)    LISTING OF EXHIBITS INCLUDED IN 14 (c)

                                                            Page Number of
                                                  Incorporation by Reference to

( 1)  Articles of Incorporation        Page 57 - Item 14(c) - Exhibit 1 of
                                                   Form 10K, December 31, 1989

( 2)  (a)  Amendments to Articles of   Page 76 - Item 14(c) - Exhibit 2 of
             Incorporation                         Form 10K, December 31, 1989

       (b)  Amendments to Articles of  Page 58 - Item 14(c) - Exhibit 2(b)
               of Incorporation                    Form 10K, December 31, 1990

       (c)  Amendment to Articles of   Page 68 - Item 14(c)- Exhibit 2(c)of
             Incorporation                         Form 10K, December 31, 1992

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

( 6)  List of Subsidiaries

( 7)  Bonus Plans of Bank Officers     Page 60 - Item 14(c) - Exhibit
                                       7(a)-7(b) of Form 10K, December 31, 1990

( 8)  Directors Performance            Page 72 - Item 14(c) - Exhibit 8 of
         Compensation Schedule                   Form 10K, December 31, 1992

( 9)  Resolution to Amend the Articles Page 71 - Item 14(c) - Exhibit 9(a) of
         of Incorporation to increase the          Form 10K, December 31, 1993
         number of authorized shares
         from 2,000,000 to 4,000,000
         concurrent with the directors
         election to have a two for one
         stock split

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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 1997.

                           Benchmark Bankshares, Inc.
                 (formerly Lunenburg Community Bankshares, Inc.)
                                  (Registrant)




By       Ben L. Watson, III                         By    Janice C. Whitlow,
               President                                  Cashier and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities have signed this report on March 15, 1997.


Lewis W. Bridgforth, Director              Earl C. Currin, Jr., Director
        03-15-97                                        03-15-97




J. Ryland Hamlett, Director                Wayne J. Parrish, Director
          03-15-97                                      03-15-97




Ben L. Watson, III, President              H. Clarence Love, Chairman
    03-15-97                                          03-15-97




R. Michael Berryman, Director              C. Edward Hall, Director
   03-15-97                                            03-15-97




Larry L. Overton, Secretary
    03-15-97



ITEM 14(c)    EXHIBIT 6

         The only subsidiary of the Registrant is Benchmark Community Bank, a Virginia banking corporation, located in Kenbridge, Lunenburg County, Virginia. It is owned 100% by Registrant.


ITEM 14(d)    SCHEDULE II - INDEBTEDNESS TO RELATED PARTIES

                                     Year Ended December 31, 1996

                                  Balance                                                Balance
                               at Beginning                                             at End of
       Name of Person            of Period         Additions         Deductions           Period

Executive Officers,
   Directors, and Their
   Related Interest             $    1,384,510    $       368,111   $       344,105     $    1,408,516

W. J. Callis, Director
   (2) (3) (4)                         722,426             55,000           106,354            671,072


                                     Year Ended December 31, 1995

Executive Officers,
   Directors, and Their
   Related Interest             $    1,073,822    $       684,931   $       374,243     $    1,384,510

W. J. Callis, Director
   (2) (3) (4)                         404,944            380,000            62,518            722,426


                                     Year Ended December 31, 1994

Executive Officers,
   Directors, and Their
   Related Interest (1)         $    1,354,781    $       185,271   $       466,230     $    1,073,822



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

                                                 Year Ended December 31, 1996


              Col. A                     Col. B             Col. C            Col. D            Col. E             Col. F
                                       Balance at                                                Other            Balance
                                        Beginning         Additions                             Changes          at End of
          Classification                of Period          at Cost          Retirement       Add (Deduct)          Period

Land                                  $  668,336                  -                  -                                668,336
Buildings and improvements             1,244,592            939,552                  -          154,948             2,339,092
Leasehold improvements                   151,444                  -                  -           (8,754)              142,690
                                       1,396,036            939,552                  -          146,194             2,481,782
Equipment, furniture, and
   fixtures                            1,165,402            330,091           (56,020)            8,754             1,448,227

Construction in progress                 154,948                  -                 -          (154,948)                    -
               Total                  $3,384,722     $    1,269,643          $(56,020)                -        $    4,598,345


                                                 Year Ended December 31, 1995


Land                                  $       508,489    $       159,847                 -                 -  $       668,336

Buildings and improvements                  1,240,541              4,051                 -                 -        1,244,592
Leasehold improvements                        103,271             48,173                 -                 -          151,444
                                            1,343,812             52,224                 -                 -        1,396,036

Equipment, furniture, and
   fixtures                                 1,340,581             78,588         (253,767)                 -        1,165,402

Construction in progress                            -            154,948                -                  -          154,948
               Total                  $     3,192,882    $       445,607     $   (253,767)                 -  $     3,384,722



ITEM 14(d)    SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT

                                                 Year Ended December 31, 1994

Land                                  $       503,481            $ 5,008                               $          $     508,489

Buildings and improvements                  1,231,889                                                    8,652        1,240,541
Leasehold improvements                        101,988                                                    1,283          103,271
                                            1,333,877                                                    9,935        1,343,812

Equipment, furniture, and
   fixtures                                 1,261,737             47,678            (278)               31,444        1,340,581

Construction in progress                       41,379                  -                 -             (41,379)               -
               Total                   $    3,140,474            $52,686      $     (278)                          $  3,192,882


ITEM 14(d) SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
           OF PROPERTY, PLANT, AND EQUIPMENT

                                                  Benchmark Bankshares, Inc.

                                                 Year Ended December 31, 1996

                                                          Additions
                                       Balance at         Charged to                             Other           Balance at
                                        Beginning          Cost and                             Changes            End of
            Description                 of Period          Expenses         Retirements      Add (Deduct)          Period

Building and improvements             $       430,662   $         57,902                                        $       488,564
Leasehold improvements                        103,773              3,942                                                107,715
               Total                          534,435             61,844                                                596,279

Equipment, furniture, and
   fixtures                                   850,046             86,306           (56,020)                -            880,332

               Total                  $     1,384,481    $       148,150      $    (56,020)                      $    1,476,611



                                                 Year Ended December 31, 1995

                                                          Additions
                                       Balance at         Charged to                             Other           Balance at
                                        Beginning          Cost and                             Changes            End of
            Description                 of Period          Expenses         Retirements      Add (Deduct)          Period

Building and improvements             $       382,606   $         48,056                                        $      430,662
Leasehold improvements                         93,794              9,979                 -                 -           103,773
               Total                          476,400             58,035                 -                 -           534,435

Equipment, furniture, and
   fixtures                                 1,005,302             98,511          (253,767)                            850,046
               Total                  $     1,481,702    $       156,546        $ (253,767)                     $    1,384,481


                                                 Year Ended December 31, 1994

                                                          Additions
                                       Balance at         Charged to                             Other           Balance at
                                        Beginning          Cost and                             Changes            End of
            Description                 of Period          Expenses         Retirements      Add (Deduct)          Period

Building and improvements             $       335,311   $         47,295                                        $       382,606
Leasehold improvements                         78,322             15,472                 -                 -             93,794
               Total                          413,633             62,767                 -                 -            476,400
Equipment, furniture, and
   fixtures                                   885,955            119,625              (278)                           1,005,302
               Total                  $     1,299,588    $       182,392      $       (278)                      $    1,481,702



ITEM 14(d)(1) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                                    Benchmark Bankshares, Inc.

                                       (Parent Company Only)

                             Balance Sheet, December 31, 1996 and 1995


                                            A S S E T S

                                                                     1996               1995
                                                                     ----               ----

Cash                                                               $     237,707    $       152,953
Investment in subsidiary                                              14,515,476         12,418,510
Land                                                                           -            215,816

               Total Assets                                         $ 14,753,183       $ 12,787,279


                               Liabilities and Stockholders' Equity

Liabilities
   Dividends payable                                            $       391,510    $       286,709

               Total Liabilities                                        391,510            286,709

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued and
      outstanding 1,449,895.852 shares                                   304,478           301,044
   Surplus                                                             3,262,299         3,007,305
   Retained earnings                                                  10,794,896         9,192,221
               Total Stockholders' Equity                             14,361,673        12,500,570

               Total Liabilities and Stockholders' Equity           $ 14,753,183      $ 12,787,279


ITEM 14(d)(2) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS



                                        Benchmark Bankshares, Inc.

                                        (Parent Corporation Only)

                                           Statement of Income

                              Years Ended December 31, 1996, 1995, and 1994


                                                          1996               1995              1994
                                                          ----               ----              ----

Income
   Rental income                                            7,200              7,200             7,200
   Dividend from subsidiary                               200,000                  -                 -
               Total Income                               207,200              7,200             7,200

Expenses
   Professional fees                                        9,900             10,300            32,923
   Supplies                                                 8,647              8,935            10,644
   Taxes - miscellaneous                                    3,002              4,532               543
               Total Expenses                              21,549             23,767            44,110

Income (Loss) Before Equity in
   Undistributed Income of Subsidiary                     185,651            (16,567)          (36,910)

Equity in Undistributed Income of
   Subsidiary                                           2,260,807          2,225,766          2,011,543
               Net Income                               2,446,458          2,209,199          1,974,633


ITEM 14(d)(2) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS


                                                  Benchmark Bankshares, Inc.

                                                  (Parent Corporation Only)

                                         Statement of Changes in Stockholders' Equity

                                        Years Ended December 31, 1996, 1995, and 1994

                                                                                                        Unrealized
                                                   Common                              Retained          Security
                                                    Stock            Surplus           Earnings       Gains (Losses) *

Balance January 1, 1994                    $       296,207     $    2,693,602    $    5,701,312         $          -

Sale of stock                                        2,042            126,896
Redemption of stock                                     (1)               (32)                -                    -
Net income                                                                            1,974,633
Cash dividend                                                                          (397,029)
Unrealized security gains (losses)                                                                          (536,352)
Balance December 31, 1994                          298,248          2,820,466         7,278,916             (536,352)

Sale of stock                                        2,798            186,945
Redemption of stock                                     (2)              (106)                 -                   -
Net income                                                                            2,209,199
Cash dividend                                                                          (500,709)
Unrealized security gains                                -                  -                 -              741,167
Balance December 31, 1995                          301,044          3,007,305         8,987,406              204,815

Sale of stock                                        3,436            255,158
Redemption of stock                                     (2)              (164)                -                   -
Net income                                                                            2,446,458
Cash dividend                                                                          (679,945)
Unrealized security gains (losses)                                                                          (163,838)
Balance December 31, 1996                   $      304,478     $    3,262,299    $   10,753,919              $40,977


* Net of tax effect.


ITEM 14(d)(3) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                                        Benchmark Bankshares, Inc.

                                          (Parent Company Only)

                                         Statement of Cash Flows

                              Years Ended December 31, 1996, 1995, and 1994


                                                          1996               1995              1994
                                                          ----               ----              ----

Cash Flows from Operating Activities
   Net income                                          $    2,446,458     $    2,209,199    $    1,974,633
   Decrease in other liabilities                                                                  (105,294)
   Less:  Sale of real estate to subsidiary                 (215,819)                  -                 -
               Provided by Operating Activities             2,230,639          2,209,199         1,869,339

Cash Flows from Investing Activities
   Undistributed earnings of subsidiary                    (2,044,988)        (1,925,766)       (2,011,541)
   Purchase of premises                                             -                  -            (5,009)
   Sale of real estate to subsidiary                          215,819                  -                 -
               Net Cash Used by Investing
                  Activities                               (1,829,169)        (1,925,766)       (2,016,550)

Cash Flows from Financing Activities
   Sale of common stock                                       258,594            189,743           128,938
   Redemption of stock                                           (166)              (108)              (33)
   Dividends paid                                            (575,144)          (427,035)         (360,308)
               Net Cash Used in Financing
                  Activities                                 (316,716)          (237,400)         (231,403)

Net Increase (Decrease) in Cash                                84,754             46,033          (378,614)

Cash at Beginning of Year                                     152,953            106,920           485,534

Cash at End of Year                                  $        237,707    $       152,953   $       106,920


ITEM 14(d)(4) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

Investment Securities - Realized Gains and Losses

                                                                   Realized           Realized
                                                                     Gains             Losses

For the Year Ended December 31, 1996
   U. S. Government Agencies                                        $1,679       $      10,812
   States and Political Subdivisions                                    22                   -
               Total                                                $1,701       $      10,812

For the Year Ended December 31, 1995
   U. S. Government Agencies                                          $420       $       2,329
   States and Political Subdivisions                                   861                   -
               Total                                                $1,281       $       2,329


ITEM 14(d)(5) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

Capital Ratios for the Bank Subsidiary

                                      Bank
                                     Ratios

Total Capital to Risk Weighted Assets                           14.32%

Tier I Capital to Risk Based Assets                             13.22%

Tier I Capital to Total Book Assets                              9.65%