Form 10QSB
period 1997-03-31
BENCHMARK BANKSHARES INC
filed 1997-05-08
CIK 804563

Form 10-QSB

                           Benchmark Bankshares, Inc.

                                 March 31, 1997

                                   Form 10-QSB

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the 3-month period ended March 31, 1997.

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
(State or Other Jurisdiction of                      (I.R.S. Employer I.D. No.)
 Incorporation or Organization)

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

                                    1,460,071.804

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                           Part I - Table of Contents

                                 March 31, 1997


Part I            Financial Information

   Item 1            Consolidated Balance Sheet

                     Consolidated Statement of Income

                     Condensed Consolidated Statement of Cash Flows

                     Notes to Consolidated Financial Statements

   Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   Form 10-QSB

                            Benchmark Bankshares, Inc.

                            Consolidated Balance Sheet


                                                 (Unaudited)        (Audited)
                                                   March 31,       December 31,
                                                    1997              1996
                                                    ----              ----

Assets
   Cash and due from banks                    $    4,552,825    $    4,624,901
   Securities
      Federal Agency obligations                   7,485,643         7,639,371
      State and municipal obligations              9,472,563        10,676,977
      Other securities                               137,000           137,000
      Federal funds sold                           8,161,000         3,858,000

   Loans                                         122,559,049       120,356,859
      Less
         Unearned interest and fees                 (288,083)         (288,678)
         Loan loss reserve                        (1,246,545)       (1,203,866)
                                              ---------------   ---------------

               Net Loans                         121,024,421       118,864,315

   Premises and equipment - net                    3,123,466         3,121,734
   Accrued interest receivable                     1,369,559         1,254,441
   Deferred income taxes                             322,600           267,642
   Refundable income taxes
                                                           -            33,681
   Other assets                                      409,018           429,760
                                                -------------     -------------

               Total Assets                     $156,058,095      $150,907,822
                                                =============     =============

                                   Form 10-QSB

                            Benchmark Bankshares, Inc.

                            Consolidated Balance Sheet


                                                 (Unaudited)        (Audited)
                                                   March 31,       December 31,
                                                     1997              1996
                                                     ----              ----
Liabilities and Shareholders' Equity
   Deposits
      Demand (non-interest bearing)            $  13,195,785     $  12,215,657
      NOW accounts                                14,897,893        14,724,556
      Money market accounts                        7,519,600         6,776,695
      Savings                                      8,580,177         8,107,214
      Time, $100,000 and over                     13,139,352        14,293,648
      Other time                                  82,452,006        79,242,048
                                               --------------    --------------

               Total Deposits                    139,784,813       135,359,818

   Accrued interest payable                          686,260           691,945
   Dividends payable                                       -           391,510
   Other liabilities                                 475,613           102,876
                                               ---------------   --------------

               Total Liabilities                 140,946,686       136,546,149

Shareholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares;  issued
      and outstanding 03-31-97 1,460,071.804,
      issued and outstanding 12-31-96
      1,449,895.852                                  306,615           304,478
   Capital surplus                                 3,440,248         3,262,299
   Retained earnings                              11,403,886        10,753,919
   Unrealized security gains (losses) net
      of tax effect                                  (39,340)           40,977
                                                -------------    --------------

               Total Shareholders' Equity         15,111,409        14,361,673
                                                -------------    --------------

               Total Liabilities and
                  Shareholders' Equity          $156,058,095      $150,907,822
                                                =============     =============

Note:  The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.








See notes to consolidated financial statements.

                                                                   Page 5 of 13
                                   Form 10-QSB

                            Benchmark Bankshares, Inc.

                         Consolidated Statement of Income

                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                       1997           1996
                                                       ----           ----
Interest Income
   Interest and fees on loans                        $2,978,038     $2,676,281
   Interest on U. S. Government obligations             131,379        140,868
   Interest on State and municipal obligations          135,284        145,442
   Interest on Federal funds sold                        59,069         75,065
                                                    ------------    -----------

               Total Interest Income                  3,303,770      3,037,656

Interest Expense
   Interest on deposits                               1,578,970      1,485,971
                                                    ------------    -----------

Net Interest Income                                   1,724,800      1,551,685
Provision for Loan Losses                                58,806         67,988
                                                    ------------    -----------

               Net Interest Income after
                  Provision                           1,665,994      1,483,697

Non-Interest Income
   Service charges, commissions, and fees on
      deposits                                           94,722         84,481
   Other operating income                                48,821         51,131
   (Losses) on sale of securities                          (572)        (7,700)
   Rental income                                              -          1,800
                                                    ------------    -----------

               Total Non-Interest Income                142,971        129,712

Non-Interest Expense
   Salaries and wages                                   468,093        426,906
   Employee benefits                                    108,564         84,553
   Occupancy expenses                                    54,449         37,202
   Furniture and equipment expense                       35,321         34,067
   Other operating expenses                             205,264        182,726
                                                    ------------    -----------

               Total Non-Interest Expense               871,691        765,454
                                                    ------------    -----------

Net Income before Taxes                                 937,274        847,955
Income Taxes                                            287,307        253,469
                                                    ------------    -----------

Net Income                                          $   649,967    $   594,486
                                                    ============   ============

Net Income per Share                                $      0.45    $      0.41
                                                    ============   ============

See notes to consolidated financial statements.

                                   Form 10-QSB

                            Benchmark Bankshares, Inc.

                  Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)
                                                        Three Months Ended
                                                              March 31,
                                                         1997          1996
                                                         ----          ----

Cash Provided by Operations                           $1,063,238    $  655,237

Cash Provided by Financing Activities
   Net increase in demand deposits
      and interest bearing transaction accounts        1,153,465     1,261,182
   Net increase in savings and money market
      deposits                                         1,215,868     1,201,470
   Net increase in certificates of deposit             2,055,662     2,722,017
   Decrease in dividends payable                        (391,510)     (286,709)
   Sale of stock                                         180,086       127,301
                                                      -----------   -----------

               Total Cash Provided by Financing
                  Activities                           4,213,571     5,025,261

Cash Used in Investing Activities
   Purchase of securities                                      -    (1,345,000)
   Sale of securities                                    823,870       509,747
   Maturity of securities                                412,580     1,037,436
   Net increase in loans                              (2,232,495)   (4,705,610)
   Purchase of premises and equipment                    (49,840)     (376,747)
                                                      -----------   -----------

               Total Cash Used by Investing
                  Activities                          (1,045,885)   (4,880,174)
                                                      -----------   -----------

Increase in Cash and Cash Equivalents                 $4,230,924    $  800,324
                                                      ===========   ===========















See notes to consolidated financial statements.

                                   Form 10-QSB

                            Benchmark Bankshares, Inc.

                    Notes to Consolidated Financial Statements

                                 March 31, 1997


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

        (b) Investment Securities. Pursuant to guidelines established in FAS 115, the Company has elected to classify a portion of its current portfolio as securities available-for-sale. This category refers to investments that are not actively traded but are not anticipated by management to be held to maturity. Typically, these types of investments will be utilized by management to meet short-term asset/liability management needs. The remainder of the portfolio is classified as held to maturity. This category refers to investments that are anticipated by management to be held until they mature.

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

        (d) Allowance for Loan Losses. The allowance for loan losses is increased by provisions charged to expense and decreased by loan losses net of recoveries. The provision for loan losses is based on the Bank's loan loss experience and management's detailed review of the loan portfolio which considers economic conditions, prior loan loss experience, and other factors affecting the collectivity of loans. Accrual of interest is discontinued on loans past due 90 days or more when collateral is inadequate to cover principal and interest or, immediately, if management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection is doubtful.

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

        (g) Earnings Per Share

            Earnings per share were computed by using the average shares outstanding for each period presented. The 1997 average shares have been adjusted to reflect the sale of 10,000 shares of the Company's common stock through the dividend reinvestment plan on January 27, 1997, as well as the sale of 175 shares through the employee stock option plan at various dates during the period. The 1996 average shares have been adjusted to reflect the sale of 8,631 shares through the dividend reinvestment program on January 25, 1996. The average shares of outstanding stock for the first quarter of 1997 and 1996 were 1,457,050 and 1,439,848, respectively.

            The Company has granted options to purchase 70,000 shares of Benchmark Bankshares, Inc. stock to employees and directors under two separate incentive stock plans. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

        (h) The table below reflects the components of the Net Deferred Tax Asset account as of March 31, 1997:

               Deferred tax assets resulting from loan
                  loss reserves                                  $371,903
               Deferred tax liabilities resulting from
                  Depreciation                                    (69,569)
               Unrealized securities losses                        20,266

               Net Deferred Tax Asset                            $322,600


        Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                 FIRST QUARTER 1997

                 Earnings Summary

                          Net income of $649,967 for the first  quarter of 1997
                 increased $55,481 or 9.33% as compared to net income of $594,486 earned during the first quarter of 1996. Earnings per share of $.45 as of March 31, 1997 increased $.04 over the March 31, 1996 level of $.41. The annualized return on average assets of 1.70% decreased 2.29% while the annualized return on average equity of 17.49% decreased 5.97% when comparing first quarter 1997 results with those of first quarter 1996.

                          While the  steady  return on  assets  indicates  that
                 loans and deposits are being garnered at favorable interest rates, the decline in return on equity is indicative of a strengthening capital position rather than a decline in earnings.

                 Interest Income and Interest Expense

                          Total  interest  income of  $3,303,770  for the first
                 quarter of 1997 increased $266,114 or 8.76% over interest income of $3,037,656 recorded during the first quarter of 1996. The major area of increase was in interest and fees on loans, which was a direct result from the growth of the loan portfolio. Due to greater deposit growth than loan growth, the investment portfolio is changing as investments in short-term instruments are beginning to reflect larger investment balances.

                          Total  interest  expense in the first quarter of 1997
                 increased to a level of $1,578,970. This amounted to an increase of $92,999 or 6.26% over the level reached during the first quarter of 1996. This increase in interest expense resulted from deposit growth, as well as the payment of higher interest rates to meet market competition.

                 Provision for Loan Losses

                          While the Bank's loan loss  experience  ratio remains
                 low, management continues to set aside increasing provisions to the loan loss reserve. During the first quarter of 1997, the Bank increased the loan loss reserve by $42,679 to a level of $1,246,545 or 1.02% of the outstanding loan balance.

                          At year end  1996,  the  reserve  level  amounted  to
                 $1,203,866 or 1.0% of the outstanding loan balance net of unearned interest.

                 Non-Performing Loans

                          Non-performing  loans consist of loans  accounted for
                 on a non-accrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. As of March 31, 1997, the Bank had $1,488,000 in non-performing loans or 1.22% of the loan portfolio. The amount of non-secured loans in this category amounted to $744,100.

                 Non-Interest Income and Non-Interest Expense

                          Non-interest  income of $142,971 increased $13,259 or
                 10.22% for the first quarter of 1997 as compared to the level of $129,712 reached during the first quarter of 1996. The increase results from the addition of the full-service branch office in Crewe, Virginia.

                          Non-interest  expense of $871,691  increased $106,237
                 or 13.88% for the first quarter of 1997 as compared to the level of $765,454 reached during the first quarter of 1996, as all areas of operation had additional expense related to the staffing and support provided to the new branch office.

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

                          As  of  March  31,   1997,   the  Bank  had  $854,500
                 outstanding letters of credit. This represents a $40,711 or 4.55% decrease over the year end level. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer. The maturities of these letters are as follows:

                              1997                      $281,500
                              1998                         7,500
                              2000                       565,500

                 Liquidity

                          As  of  the  end  of  the  first   quarter  of  1997,
                 $51,667,363 or 42.16% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $13,195,785 in certificates of deposit of $100,000 or more of which $6,356,025 mature in one year or less.

                          Currently,  the Bank has a maturity average ratio for
                 the next twelve months of 58.75% when comparing asset and certificates of deposit maturities.

                          At year end  1996,  $51,246,488,  or  47.24% of gross
                 loans, were scheduled to mature or were subject to repricing within one year and $13,829,055 in certificates of deposit were scheduled to mature during 1997.

                 Capital Adequacy

                          Total shareholder  equity was $15,111,409 or 9.68% of
                 total  assets  as  of  March  31,  1997.   This   compared  to
                 $14,361,673 or 9.52% of total assets as of December 31, 1996.

                          Primary capital  (shareholders' equity plus loan loss
                 reserves) of $16,357,954 represents 10.48% of total assets as of March 31, 1997 as compared to $15,565,539 or 10.31% of total assets as of December 31, 1996.

                          The increase in the equity  position  resulted from a
                 significant increase in earnings in the first quarter of 1997 versus the first quarter of 1996; however, this gain was somewhat offset by a decline in the market value of securities classified as available-for-sale. Additionally, $180,086 was added to capital as a result of the sale of stock. Refer to
                 Note 2(g).

                                   Form 10-QSB

                            Benchmark Bankshares, Inc.

                                  March 31, 1997


         Part II  Other Information

         Item 1            Legal Proceedings

                                    None

         Item 2            Changes in Securities

                                    None

         Item 3            Defaults Upon Senior Securities

                                    None

         Item 4            Submission of Matters to a Vote of Security Holders

                                    None

         Item 5            Other Information

                                    None

         Item 6            Report on Form 8-K

                                    No  reports  on Form  8-K  have  been
                           filed during the quarter ended March 31, 1997.

                                   Form 10-QSB

                            Benchmark Bankshares, Inc.

                                  March 31, 1997


                                   Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  April 21, 1997                                       Ben L. Watson, III
                                                              President & CEO





Date:  April 21, 1997                                       Janice C. Whitlow
                                                          Cashier and Treasurer