Form 10QSB
period 1997-06-30
BENCHMARK BANKSHARES INC
filed 1997-07-24
CIK 804563

                                   Form 10-QSB

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the 6-month period ended June 30, 1997.

[  ]  Transition Report Under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

      For the transition period from ______________ to ______________


                          Commission File No. 000-18445


                           Benchmark Bankshares, Inc.
                 (Name of Small Business Issuer in its Charter)

              Virginia                                          54-1380808
(State or Other Jurisdiction of                           (IRS Employer ID No.)
 Incorporation or Organization)

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

                                 1,460,096.804

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                           Part I - Table of Contents

                                  June 30, 1997


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

Part II           Other Information

                                  Form 10-QSB

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                (Unaudited)         (Audited)
                                                  June 30,         December 31,
                                                    1997               1996
                                                    ----               ----

Assets
   Cash and due from banks                    $  5,134,840       $   4,624,901
   Securities
      Federal Agency obligations                 7,497,245           7,639,371
      State and municipal obligations            8,762,385          10,676,977
      Other securities                             137,000             137,000
      Federal funds sold                         7,323,000           3,858,000

   Loans                                       124,597,141         120,356,859
      Less
         Unearned interest and fees               (291,154)           (288,678)
         Loan loss reserve                      (1,296,299)         (1,203,866)
                                              -------------       -------------

               Net Loans                       123,009,688         118,864,315

   Premises and equipment - net                  3,079,526           3,121,734
   Accrued interest receivable                   1,480,159           1,254,441
   Deferred income taxes                           287,172             267,642
   Refundable income taxes                               -              33,681
   Other assets                                    610,156             429,760
                                              -------------       -------------

               Total Assets                   $157,321,171        $150,907,822
                                              =============       =============

                                  Form 10-QSB

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                (Unaudited)        (Audited)
                                                  June 30,        December 31,
                                                   1997              1996
                                                   ----              ----
Liabilities and Shareholders' Equity
   Deposits
      Demand (non-interest bearing)          $  13,785,189       $  12,215,657
      NOW accounts                              15,195,804          14,724,556
      Money market accounts                      7,160,182           6,776,695
      Savings                                    8,574,086           8,107,214
      Time, $100,000 and over                   12,505,238          14,293,648
      Other time                                83,337,846          79,242,048
                                              -------------       -------------

              Total Deposits                   140,558,345         135,359,818

   Accrued interest payable                        694,789             691,945
   Accrued income tax payable
                                                    11,837                   -
   Dividends payable                               394,226             391,510
   Other liabilities                               190,965             102,876
                                              -------------       -------------

              Total Liabilities                141,850,162         136,546,149

Shareholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 06-30-97,
      1,460,096.804, issued and outstanding
      12-31-96, 1,449,895.852                      306,620             304,478
   Capital surplus                               3,440,590           3,262,299
   Retained earnings                            11,661,627          10,753,919
   Unrealized security gains (losses) net
      of tax effect                                 62,172              40,977
                                              -------------       -------------

              Total Shareholders' Equity        15,471,009          14,361,673
                                              -------------       -------------

              Total Liabilities and
                 Shareholders' Equity         $157,321,171        $150,907,822
                                              =============       =============

Note:  The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.








See notes to consolidated financial statements.

                                                                   Page 5 of 16
                                  Form 10-QSB

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                  (Unaudited)

                                                    Six Months Ended June 30,
                                                      1997             1996
                                                      ----             ----
Interest Income
   Interest and fees on loans                      $6,009,540       $5,497,061
   Interest on U. S. Government obligations           262,275          272,912
   Interest on State and municipal obligations        258,041          289,599
   Interest on Federal funds sold                     169,021          124,861
   Interest on other securities                         2,610            2,610
                                                   -----------      -----------

           Total Interest Income                    6,701,487        6,187,043

Interest Expense
   Interest on deposits                             3,207,044        3,000,896
                                                   -----------      -----------

Net Interest Income                                 3,494,443        3,186,147
Provision for Loan Losses                             146,195          156,730
                                                   -----------      -----------

           Net Interest Income after Provision      3,348,248        3,029,417

Non-Interest Income
   Service charges, commissions, and fees on
      deposits                                        192,894          168,458
   Other operating income                              85,903          109,878
   (Losses) on sale of securities                      (1,234)          (8,101)
   Rental income                                            -            3,600
                                                   -----------      -----------

           Total Non-Interest Income                  277,563          273,835

Non-Interest Expense
   Salaries and wages                                 948,228          872,156
   Employee benefits                                  178,426          185,370
   Occupancy expenses                                 103,606           73,911
   Furniture and equipment expense                     72,633           62,632
   Other operating expenses                           441,139          401,520
                                                   -----------      -----------

           Total Non-Interest Expense               1,744,032        1,595,589
                                                   -----------      -----------

Net Income before Taxes                             1,881,779        1,707,663
Income Taxes                                          579,836          510,710
                                                   -----------      -----------

Net Income                                         $1,301,943       $1,196,953
                                                   ===========      ===========

Net Income per Share                               $     0.89       $     0.83
                                                   ===========      ===========

See notes to consolidated financial statements.

                                  Form 10-QSB

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                  (Unaudited)

                                                    Three Months Ended June 30,
                                                       1997           1996
                                                       ----           ----
Interest Income
   Interest and fees on loans                       $3,031,502      $2,820,780
   Interest on U. S. Government obligations            130,896         132,044
   Interest on State and municipal obligations         122,757         144,157
   Interest on Federal funds sold                      109,952          49,796
   Interest on other securities                          2,610           2,610
                                                    -----------     -----------

           Total Interest Income                     3,397,717       3,149,387

Interest Expense
   Interest on deposits                              1,628,074       1,514,925
                                                    -----------     -----------

Net Interest Income                                  1,769,643       1,634,462
Provision for Loan Losses                               87,389          88,742
                                                    -----------     -----------

           Net Interest Income after Provision       1,682,254       1,545,720

Non-Interest Income
   Service charges, commissions, and fees on
      deposits                                          98,172          83,977
   Other operating income                               37,082          58,747
   (Losses) on sale of securities                         (662)           (401)
   Rental income                                             -           1,800
                                                    -----------     -----------

           Total Non-Interest Income                   134,592         144,123

Non-Interest Expense
   Salaries and wages                                  480,135         445,250
   Employee benefits                                    69,862         100,817
   Occupancy expenses                                   49,157          36,709
   Furniture and equipment expense                      37,312          28,565
   Other operating expenses                            235,875         218,794
                                                    -----------     -----------

           Total Non-Interest Expense                  872,341         830,135
                                                    -----------     -----------

Net Income before Taxes                                944,505         859,708
Income Taxes                                           292,529         257,241
                                                    -----------     -----------

Net Income                                          $  651,976      $  602,467
                                                    ===========     ===========

Net Income per Share                                $     0.45      $     0.42
                                                    ===========     ===========

See notes to consolidated financial statements.

                                  Form 10-QSB

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                  (Unaudited)


                                                     Six Months Ended June 30,
                                                        1997          1996
                                                        ----          ----

Cash Provided by Operations                          $1,255,472     $1,020,556

Cash Provided by Financing Activities
   Net increase in demand deposits and interest
      bearing transaction accounts                    2,040,780        442,211
   Net increase in savings and money market
      deposits                                          850,359      1,070,580
   Net increase in certificates of deposit            2,307,388      5,097,071
   Net sale of stock                                    180,433        127,290
   Dividends paid                                      (391,510)      (288,435)
                                                     -----------   ------------

          Total Cash Provided by Financing
             Activities                               4,987,450      6,448,717

Cash Used in Investing Activities
   Purchase of securities                              (161,860)    (1,640,000)
   Sale of securities                                   823,870        509,747
   Maturity of securities                             1,415,903      1,719,260
   Increase in loans net of collections              (4,291,568)   (10,469,457)
   Purchase of premises and equipment                   (54,328)      (849,291)
                                                     -----------   ------------

          Total Cash (Used) by Investing Activities  (2,267,983)   (10,729,741)
                                                     -----------   ------------

Increase (Decrease) in Cash and Cash
   Equivalents                                       $3,974,939    $(3,260,468)
                                                     ===========   ============















See notes to consolidated financial statements.

                                  Form 10-QSB

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                  (Unaudited)

                                                    Three Months Ended June 30,
                                                       1997            1996
                                                       ----            ----

Cash Provided by Operations                         $ 192,928      $   363,593

Cash Provided by Financing Activities
   Net increase in demand deposits and interest
      bearing transaction accounts                   (887,315)        (818,971)
   Net increase (decrease) in savings and money
      market deposits                                (365,509)        (130,890)
   Net increase in certificates of deposit            251,726        2,375,054
   Redemption of stock                                   (347)             (11)
                                                   -----------     ------------

        Total Cash Provided by Financing
           Activities                                 773,185        1,425,182

Cash Used in Investing Activities
   Purchase of securities                            (161,860)        (295,000)
   Maturity of securities
                                                    1,003,323          681,824
   Increase in loans net of collections            (2,059,073)      (5,763,847)
   Purchase of premises and equipment                  (4,488)        (472,544)
                                                   -----------     ------------

        Total Cash (Used) by Investing Activities  (1,222,098)      (5,849,567)
                                                   -----------     ------------

Increase (Decrease) in Cash and Cash
   Equivalents                                     $ (255,985)     $(4,060,792)
                                                   ===========     ============



















See notes to consolidated financial statements.

                                  Form 10-QSB

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                                 June 30, 1997


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

         (g)      Earnings Per Share

                  Earnings per share were computed by using the average shares outstanding for each period presented. The 1997 average shares have been adjusted to reflect the sale of 10,000 shares of the Company's common stock through the dividend reinvestment plan on January 27, 1997. The 1996 average shares have been adjusted to reflect the sale of 8,631 shares through the dividend reinvestment program on January 25, 1996. The average shares of outstanding stock for the first six months of 1997 and 1996 were 1,460,074.254 and 1,441,012.14 shares, respectively.

                  The Company has granted options to purchase 70,000 shares of Benchmark Bankshares, Inc. stock to employees and directors under two separate incentive stock plans. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

         (h) The table below reflects the components of the Net Deferred Tax Asset account as of June 30, 1997:

Deferred tax assets resulting from loan
   loss reserves                                                      $ 388,769
Deferred tax liabilities resulting from
   depreciation                                                         (69,569)
Unrealized securities losses                                            (32,028)
                                                                      ----------

               Net Deferred Tax Asset                                 $ 287,172
                                                                      ==========

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         Six Months Ending June 30:  1997 Versus 1996

         Earnings Summary

                  Net income of $1,301,943 for the first six months of 1997 increased $104,990 or 8.77% as compared to net income of $1,196,953 earned during the first six months of 1996. Earnings per share of $.89 as of June 30, 1997 increased $.06 over the June 30, 1996 level of $.83. The annualized return on average assets of 1.69% decreased 1.74% while the annualized return on average equity of 17.46% decreased 1.80% when comparing first six months 1997 results with those of first six months 1996.

                  The increase in earnings resulted from continued growth in loans; however, the rate of return declined as deposit growth out paced loan growth resulting in the Bank holding more highly liquid investments which earn a lesser rate of income than loans.

         Interest Income and Interest Expense

                  Total interest income of $6,701,487 for the first six months of 1997 increased $514,444 or 8.31% over interest income of $6,187,043 recorded during the first six months of 1996. The major area of increase was in interest and fees on loans, which was a direct result from the growth of the loan portfolio. Of the investments, only the return in Federal Funds Sold increased as the Bank held short-term investments to meet anticipated loan demand.

                  Total interest expense in the first six months of 1997 increased to a level of $3,207,044. This amounted to an increase of $206,148 or 6.87% over the level reached during the first six months of 1996. This increase in interest expense resulted from deposit growth, as well as the payment of higher interest rates to meet market competition.

         Provision for Loan Losses

                  While the Bank's loan loss experience ratio remains low, management continues to set aside increasing provisions to the loan loss reserve. During the first six months of 1997, the Bank increased the loan loss reserve by $92,433 to a level of $1,296,299 or 1.04% of the outstanding loan balance.

                  At year end 1996, the reserve level amounted to $1,143,482 or 1.0% of the outstanding loan balance net of unearned interest.

         Non-Performing Loans

                  Non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. As of June 30, 1997, the Bank had $2,596,231 in non-performing loans or 2.09% of the loan portfolio. The amount of non-secured loans in this category amounted to $1,606,865.

         Non-Interest Income and Non-Interest Expense

                  Non-interest income of $277,563 increased $3,728 or 1.36% for the first six months of 1997 as compared to the level of $273,835 reached during the first six months of 1996. The increase resulted from an increase in overdraft fees collected as the Bank changed its fee policy.

                  Non-interest expense of $1,744,032 increased $148,443 or 9.30% for the first six months of 1997 as compared to the level of $1,595,589 reached during the first six months of 1996. The change resulted from increases in salaries due to the expanding staff needs of the Bank's branch offices.

         Off-Balance-Sheet Instruments/Credit Concentrations

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

                  As of June 30, 1997, the Bank had $1,148,478 outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer. The maturities of these instruments are as follows:

                                 1997      $276,500
                                 1998       406,478
                                 2000       465,500

         Liquidity

                  As of the end of the first six months of 1997, $49,319,432 or 39.58% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $12,505,238 in certificates of deposit of $100,000 or more of which $5,992,242 mature in one year or less.

                  Currently, the Bank has a maturity average ratio for the next twelve months of 68.70% when comparing current assets and current liabilities.

                  At year end 1996, $51,246,468 or 47.24% of gross loans were scheduled to mature or were subject to repricing within one year and $13,829,055 in certificates of deposit were scheduled to mature during 1997.

         Capital Adequacy

                  Total shareholder equity was $15,471,009 or 9.83% of total assets as of June 30, 1997. This compared to $14,361,673 or 9.52% of total assets as of December 31, 1996.

                  Primary capital (shareholders' equity plus loan loss reserves) of $16,767,308 represents 10.66% of total assets as of June 30, 1997 as compared to $15,565,539 or 10.31% of total assets as of December 31, 1996.

                  The increase in the equity position  resulted from an increase in  earnings  in the first six months of 1997 versus the  first  six
         months  of 1996 and an  increase  in  capital through   the  sale  of
         common   stock   from  the   dividend reinvestment program.

         Three Months Ending June 30:  1997 Versus 1996

                  The same operating policies and philosophies discussed in the six month discussion were prevalent throughout the second quarter and the operating results were predictably similar.

         Earnings Summary

                  Net  income  of  $651,976  for  the  second  quarter  of  1997 increased $49,509 or 8.22% as compared to the $602,467 earned during the second quarter of 1996. Earnings per share of $.45 for the second quarter of 1997 increased $.03 or 7.14% when compared to the corresponding period in 1996. The annualized return on average assets was 1.70% and the return on average equity was 17.70% for the second quarter of 1997. This compares to a return on average assets of 1.70% and a return on average equity of 18.31% for the same period in 1996.

                  The  increased   earnings  is  an  indication  of  the  growth
         experienced during the second quarter. The return on average equity reflects the growth in equity through the dividend reinvestment plan.

         Interest Income and Interest Expense

                  Total interest income of $3,397,717 for the second quarter of 1997 increased $248,330 or 7.89% from the total interest income of $3,149,387 for the corresponding quarter in 1996. The increase resulted primarily from growth in the loan portfolio. Interest and fees on loans amounted to $3,031,502. This represented an increase of $210,722 or 7.47% over the corresponding period in 1996.

                  Interest expense for the second quarter of 1997 increased $113,149 or 7.47% over the same period in 1996. The increase in interest expense reflected the current economic trend of increased interest rates as well as steady deposit growth.

         Provision for Loan Losses

                  During the second quarter, the demand for loans was strong and the level of quality loans continued to increase. During the period, the Bank provided an additional $87,389 to the reserve through its provision for loan losses.

         Loans and Deposits

                  During the second quarter of 1997, net loans grew $1,985,267. This growth resulted from the continued strong loan demand experienced throughout the Bank's trade area.

                  Deposits increased by $2,065,349 for the three month period ending June 30, 1997. Management feels that the growth in deposits has resulted from an increase in the size of the trade area as well as further penetration into existing market areas.

                                  Form 10-QSB

                           Benchmark Bankshares, Inc.

                                 June 30, 1997


         Part II  Other Information

         Item 1            Legal Proceedings

                                    None

         Item 2            Changes in Securities

                                    None

         Item 3            Defaults Upon Senior Securities

                                    None

         Item 4            Submission of Matters to a Vote of Security Holders

                                    None

         Item 5            Other Information

                                    None

         Item 6            Report on Form 8-K

                                    No  reports  on Form  8-K  have  been  filed
                           during the quarter ended June 30, 1997.

                                  Form 10-QSB

                           Benchmark Bankshares, Inc.

                                 June 30, 1997


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  July 23, 1997                                   Ben L. Watson, III
                                                       ------------------
                                                       President & CEO






Date:  July 23, 1997                                   Janice C. Whitlow
                                                       -----------------
                                                       Cashier and Treasurer