Form 10QSB
period 1997-09-30
BENCHMARK BANKSHARES INC
filed 1997-10-29
CIK 804563

                                   Form 10-QSB

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the 9-month period ended September 30, 1997.

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

                                  1,469,413.860

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                                      Index

                               September 30, 1997


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

   Item 5            Other Information

   Item 6            Report on Form 8K

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                (Unaudited)         (Audited)
                                               September 30,       December 31,
                                                   1997               1996
                                                   ----               ----

Assets
   Cash and due from banks                      $4,845,018         $4,624,901
   Securities
      Federal Agency obligations                 7,753,602          7,639,371
      State and municipal obligations            8,834,870         10,676,977
      Other securities                             137,000            137,000
      Federal funds sold                         7,343,000          3,858,000


   Loans                                       126,926,846        120,356,859
      Less
         Unearned interest and fees               (298,681)          (288,678)
         Loan loss reserve                      (1,349,480)        (1,203,866)
                                              -------------      -------------

               Net Loans                       125,278,685        118,864,315

   Premises and equipment - net                  3,046,936          3,121,734
   Accrued interest receivable                   1,614,112          1,254,441
   Deferred income taxes                           245,449            267,642
   Refundable income taxes                               -             33,681
   Other assets                                    421,347            429,760
                                              -------------      -------------

              Total Assets                    $159,520,019       $150,907,822
                                              =============      ============

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                               (Unaudited)          (Audited)
                                               September 30,       December 31,
                                                   1997                1996
                                                   ----                ----
Liabilities and Shareholders' Equity
   Deposits
      Demand (non-interest bearing)            $15,231,248         $12,215,657
      NOW accounts                              14,601,216          14,724,556
      Money market accounts                      6,549,821           6,776,695
      Savings                                    8,935,454           8,107,214
      Time, $100,000 and over                   13,277,452          14,293,648
      Other time                                83,503,878          79,242,048
                                               ------------        ------------

               Total Deposits                  142,099,069         135,359,818

   Accrued interest payable                        715,713             691,945
   Accrued income tax payable                        4,347                   -
   Dividends payable                                     -             391,510
   Other liabilities                               331,025             102,876
                                               ------------        ------------

               Total Liabilities               143,150,154         136,546,149

Shareholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares;  issued
      and outstanding 1,468,913.860 shares
      as of 9-30-97; and authorized
      4,000,000 shares, issued and
      outstanding 1,449,895.852 shares as
      of 12-31-96                                  308,471             304,478
   Capital surplus                               3,627,461           3,262,299
   Retained earnings                            12,284,829          10,753,919
   Unrealized security gains net of tax
      effect                                       149,104              40,977
                                               ------------        ------------

               Total Shareholders' Equity       16,369,865          14,361,673
                                               ------------        ------------

               Total Liabilities and
                  Shareholders' Equity        $159,520,019        $150,907,822
                                              =============       =============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.







See notes to consolidated financial statements.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                     1997            1996
                                                     ----            ----
Interest Income
   Interest and fees on loans                      $9,133,353      $8,404,562
   Interest on U. S. Government obligations           394,087         406,524
   Interest on State and municipal obligations        374,676         425,039
   Interest on Federal funds sold                     275,663         172,258
   Interest on other securities                         2,610           2,610
                                                   -----------     -----------

               Total Interest Income               10,180,389       9,410,993

Interest Expense
   Interest on deposits                             4,853,985       4,564,718
                                                   -----------     -----------

               Net Interest Income                  5,326,404       4,846,275

Provision for Loan Losses                             293,979         220,628
                                                   -----------     -----------

               Net Interest Income after
                  Provision                         5,032,425       4,625,647

Non-Interest Income
   Service charges, commissions, and fees on
      deposits                                        300,107         258,419
   Other operating income                             143,495         168,983
   (Losses) on sale of securities                      (1,468)         (8,725)
   Rental income                                            -           5,400
                                                   -----------     -----------

               Total Non-Interest Income              442,134         424,077

Non-Interest Expense
   Salaries and wages                               1,436,714       1,322,776
   Employee benefits                                  291,060         285,402
   Occupancy expense                                  157,965         119,232
   Furniture and equipment expense                    108,712          97,472
   Other operating expense                            695,916         602,160
                                                   -----------     -----------

               Total Non-Interest Expense           2,690,367       2,427,042
                                                   -----------     -----------

               Net Income before Taxes              2,784,192       2,622,682

Income Taxes                                          859,059         789,640
                                                   -----------     -----------

Net Income                                         $1,925,133      $1,833,042
                                                   ===========     ===========

Net Income per Share                                  $1.32           $1.27
                                                      ======          ======

See notes to consolidated financial statements.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                               Three Months Ended September 30,
                                                      1997            1996
                                                      ----            ----
Interest Income
   Interest and fees on loans                      $3,123,813       $2,907,501
   Interest on U. S. Government obligations           131,812          133,612
   Interest on State and municipal obligations        116,635          135,440
   Interest on Federal funds sold                     106,642           47,397
                                                   -----------      -----------

               Total Interest Income                3,478,902        3,223,950

Interest Expense
   Interest on deposits                             1,646,941        1,563,822
                                                   -----------      -----------

               Net Interest Income                  1,831,961        1,660,128

Provision for Loan Losses                             147,784           63,898
                                                   -----------      -----------

               Net Interest Income after
                  Provision                         1,684,177        1,596,230

Non-Interest Income
   Service charges, commissions, and fees on
      deposits                                        107,213           89,961
   Other operating income                              57,592           59,105
   Rental income                                            -            1,800
   (Losses) on sale of securities                        (234)            (624)
                                                   -----------      -----------

               Total Non-Interest Income              164,571          150,242

Non-Interest Expense
   Salaries and wages                                 488,486          450,620
   Employee benefits                                  112,634          100,032
   Occupancy expense                                   54,359           45,321
   Furniture and equipment expense                     36,079           34,840
   Other operating expense                            254,777          200,640
                                                   -----------      -----------

               Total Non-Interest Expense             946,335          831,453
                                                   -----------      -----------

               Net Income before Taxes                902,413          915,019

Income Taxes                                          279,223          278,930
                                                   -----------      -----------

Net Income                                         $  623,190       $  636,089
                                                   ===========      ===========

Net Income per Share                               $     0.43       $     0.44
                                                   ===========      ===========

See notes to consolidated financial statements.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                      1997             1996
                                                      ----             ----

Cash Provided by Operations                        $1,789,246       $  778,829

Cash Provided by Financing Activities
   Net increase in demand deposits and interest
      bearing transaction accounts                  2,892,251        2,653,132
   Net increase in savings and money market
      deposits                                        601,366        1,455,121
   Net increase in certificates of deposit          3,245,634        8,076,323
   Net sale of stock                                  369,155          257,746
   Dividends paid                                    (394,226)        (286,709)
                                                  ------------      -----------

               Total Cash Provided by Financing
                  Activities                        6,714,180       12,155,613

Cash Used in Investing Activities
   Purchase of securities                            (661,787)      (1,640,000)
   Sale of securities                                 823,870          509,747
   Maturity of securities                           1,669,779        2,426,862
   Net increase in loans                           (6,559,840)     (12,892,521)
   Purchases of premises and equipment                (70,331)      (1,105,561)
                                                  ------------     ------------

               Total Cash Used by Investing
                  Activities                       (4,798,309)     (12,701,473)
                                                  ------------     ------------

Increase in Cash and Cash Equivalents               3,705,117          232,969

Beginning Cash and Cash Equivalents                 8,482,901       10,259,058
                                                  ------------     ------------

Ending Cash and Cash Equivalents                  $12,188,018      $10,492,027
                                                  ============     ============

Supplemental Data
   Interest paid                                  $ 4,830,217      $ 4,534,961
   Capitalized interest                                     -            3,269
   Taxes paid                                         821,031          886,942






See notes to consolidated financial statements.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                               Three Months Ended September 30,
                                                    1997             1996
                                                    ----             ----

Cash Provided by Operations                       $   744,851      $  441,670

Cash Provided by Financing Activities
   Net increase in demand deposits
      and interest bearing transaction accounts       851,471       2,210,921
   Net increase (decrease) in savings and money
      market deposits                                (248,993)        384,541
   Net increase in certificates of deposit            938,246       2,979,252
   Sale of stock                                      369,155         130,456
   Dividends paid                                    (394,226)       (286,709)
                                                  ------------     ------------

               Total Cash Provided by Financing
                  Activities                        1,515,653       5,418,461

Cash Used in Investing Activities
   Purchase of securities                            (499,927)              -
   Maturity of securities                             253,876         316,092
   Net increase in loans                           (2,268,272)     (2,423,064)
   Purchases of premises and equipment                (16,003)       (256,270)
                                                  ------------    ------------

               Total Cash Used by Investing
                  Activities                       (2,530,326)     (2,363,242)
                                                  ------------    ------------

Increase (Decrease) in Cash and Cash Equivalents     (269,822)      3,496,889

Beginning Cash and Cash Equivalents                12,457,840       6,998,590
                                                  ------------    ------------

Ending Cash and Cash Equivalents                  $12,188,018     $10,495,479
                                                  ============    ============

Supplemental Data
   Interest paid                                  $ 1,626,017     $ 1,538,051
   Taxes paid                                         237,011         278,930









See notes to consolidated financial statements.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 1997


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

         (g)      Earnings Per Share

                           Earnings per share were computed by using the average
                  shares outstanding for each period presented. The 1997 average shares have been adjusted to reflect the sale of 17,818.008 shares of the Company's common stock through the dividend reinvestment plan and 1,700 shares exercised from the employee stock option plan during the first nine months of 1997. The 1996 average shares have been adjusted to reflect the sale of 8,631 shares through the dividend reinvestment program on January 25, 1996 and 7,673.88 shares on July 25, 1996. The average shares of outstanding stock for the first nine months of 1997 and 1996 were 1,461,088.885 shares and 1,447,854 shares, respectively.

                           As of September 30, 1997, the Company had outstanding
                  granted   options  to  purchase  73,750  shares  of  Benchmark
                  Bankshares, Inc. stock to employees and directors under two separate incentive stock plans. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

         (h)      Cash and Cash Equivalents

                  The term cash as used in the Condensed Consolidated Statement of Cash Flows refers to all cash and cash equivalent investments. For purposes of the statement, Federal Funds sold, which have a one day maturity, are classified as cash equivalents.

         (i) The table below reflects the components of the Net Deferred Tax Asset account as of September 30, 1997:

                     Deferred tax assets resulting from loan
                       loss reserves                           $406,255
                     Deferred tax liabilities resulting from
                       depreciation                             (83,995)
                     Unrealized securities losses               (76,811)

                     Net Deferred Tax Asset                    $245,449

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

              The following is management's discussion and analysis
         of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

         Nine Months Ending September 30:  1997 Versus 1996

         Earnings Summary

              Net income of $1,925,133 for the first nine months of 1997 increased $92,091 or 5.02% as compared to net income of $1,833,042 earned during the first nine months of 1996. Earnings per share of $1.32 as of September 30, 1997 increased $.05 over the September 30, 1996 level of $1.27. The annualized return on average assets of 1.65% decreased 3.5% while the annualized return on average equity of 16.70% decreased 9.23% when comparing first nine months 1997 results with those of first nine months 1996.

              The increase in earnings reflects a continued growth in loans and deposits with a favorable interest rate spread.

         Interest Income and Interest Expense

              Total interest income of $10,180,389 for the first nine months of 1997 increased $769,396 or 8.17% over interest income of $9,410,993 recorded during the first nine months of 1996. The major area of increase was in interest and fees on loans, which was a direct result from the growth of the loan portfolio. Since loan growth exceeded deposit growth for the period, management had reduced the amount of funds invested in both short and long-term investments. This strategy led to higher yields on assets.

              Total interest expense in the first nine months of 1997 increased to a level of $4,853,985. This amounted to an increase of $289,267 or 6.33% over the level reached during the first nine months of 1996. This increase in interest expense resulted from deposit growth.

         Provision for Loan Losses

              While  the  Company's  loan  loss  experience   ratio
         remains low, management continues to set aside increasing provisions to the loan loss reserve. During the first nine months of 1997, the Bank increased the loan loss reserve by $145,614 to a level of $1,349,480 or 1.06% of the outstanding loan balance.

              At year end 1996, the reserve level amounted to $1,170,984 or 1.00% of the outstanding loan balance net of unearned interest.

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

              As of September 30, 1997, the Bank had 2,452,841 or 1.93% of the loan portfolio classified as non-accrual loans.

         Non-Interest Income and Non-Interest Expense

              Non-interest income of $442,134 increased $18,057 or 4.25% for the first nine months of 1997 as compared to the level of $424,077 reached during the first nine months of 1996. The increase primarily resulted from an increase in fees collected on deposit accounts.

              Non-interest expense of $2,690,367 increased $263,325 or 10.84% for the first nine months of 1997 as compared to the level of $2,427,042 reached during the first nine months of 1996 as increases in salaries due to staffing the new office were offset by a decrease in other operating expenses.

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

              As of September 30, 1997, the Bank had $1,250,478 outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer.
         The maturities of these instruments are as follows:

                        1998                      $658,978
                        1999                        26,000
                        2000                             -
                        2001                       565,500

         Liquidity

              As of the end of the first nine months of 1997, $49,997,185 or 39.39% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $13,277,452 in certificates of deposit of $100,000 or more of which $6,854,679 mature in one year or less.

              Currently, the Bank has a maturity average ratio for the next twelve months of 65.70% when comparing assets and deposits.

              At year end  1996,  $51,388,029  or  47.24%  of gross
         loans were scheduled to mature or were subject to repricing within one year and $13,829,055 in certificates of deposit were scheduled to mature during 1997.

         Capital Adequacy

              Total shareholder equity was $16,369,865 or 10.26% of total assets as of September 30, 1997. This compared to $14,361,673 or 9.52% of total assets as of December 31, 1996.

              Primary capital (shareholders' equity plus loan loss reserves) of $17,719,345 represents 11.10% of total assets as of September 30, 1997 as compared to $15,565,539 or 10.31% of total assets as of December 31, 1996.

              The increase in the equity position resulted from the sale of additional stock through the Dividend Reinvestment Program as well as a significant increase in earnings in the first nine months of 1997 versus the first nine months of 1996.

         Three Months Ending September 30:  1997 Versus 1996

                  The same operating policies and philosophies discussed in the nine month discussion were prevalent throughout the third quarter and the operating results were predictably similar.

         Earnings Summary

                  Net income of $623,190 for the third quarter of 1997 decreased $12,899 or 2.02% as compared to the $636,089 earned during the third quarter of 1996. Earnings per share of $.43 for the third quarter of 1997 decreased $.01 or 2.27% when compared to the corresponding period in 1996. The annualized return on average assets was 1.57% and the return on average equity was 15.83% for the third quarter of 1997. This compares to a return on average assets of 1.7% and a return on average equity of 18.6% for the same period in 1996.

                  The decreased earnings reflect an increase in the loan loss provision and an increase in operating cost during the third quarter.

         Interest Income and Interest Expense

                  Total interest income of $3,478,902 for the third quarter of 1997 increased $254,952 or 7.90% from the total interest income of $3,223,950 for the corresponding quarter in 1996. The increase resulted from growth in the loan portfolio. Interest and fees on loans amounted to $3,123,813. This represented an increase of $216,312 or 7.43% over the corresponding period in 1996.

                  Interest expense for the third quarter of 1997 increased $171,833 or 10.98% over the same period in 1996. The increase in interest expense reflected the deposit growth within the Bank's trade area.

         Provisions for Loan Losses

                  During the third quarter, the demand for loans was strong and the level of quality loans continued to increase. During the period, the Bank provided an additional $147,784 to the reserve through its provision for loan loss.

         Loans and Deposits

                  During the third quarter of 1997, net loans grew $4,254,264 or 3.51%. This growth resulted from the continued strong loan demand experienced throughout the Company's trade area.

                  Deposits increased by $2,314,256 or 1.65% for the three month period ending September 30, 1997. Management feels that the growth in deposits has resulted from an increase in the size of the trade area as well as further penetration into existing market areas.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                               September 30, 1997


         Part II  Other Information

         Item 1            Legal Proceedings

                                    None

         Item 2            Changes in Securities

                                    None

         Item 3            Defaults Upon Senior Securities

                                    None

         Item 4            Submission of Matters to a Vote of Security Holders

                                    None

         Item 5            Other Information

                                    None

         Item 6            Report on Form 8-K

                                    No  reports  on Form  8-K  have  been  filed
                           during the quarter ended September 30, 1997.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                               September 30, 1997


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  October 20, 1997                                     Ben L. Watson, III
                                                            ------------------
                                                             President & CEO






Date:  October 20, 1997                                     Janice C. Whitlow
                                                            -----------------
                                                          Cashier and Treasurer