Form 10KSB
period 1997-12-31
BENCHMARK BANKSHARES INC
filed 1998-03-24
CIK 804563

Benchmark Bankshares, Inc.

                                   Form 10-KSB

                         Period Ending December 31, 1997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (Fee Required)

      For the fiscal year ended December 31, 1997.

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (No Fee Required)

      For the transition period from ______________ to ______________.

Commission file number 000-18445.

                           Benchmark Bankshares, Inc.
                 (Name of small business issuer in its charter)

                    Virginia                                54-1380808
(State or other jurisdiction of incorporation or        (I.R.S. Employer
 organization)                                           Identification No.)

                100 South Broad Street
                  Kenbridge, Virginia                          23944
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

         State issuer's revenues for its most recent fiscal year.  $13,653,372

         State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $48,915,941

         Note: If determining whether a person is an affiliate which involves an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by nonaffiliates on the basis of reasonable assumptions, if the assumptions are stated.

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

                 As of March 16, 1998, there were 2,964,602.487
                       shares outstanding of Common Stock.

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

     Proxy and information statement for the 1998 Annual Stockholders'  Meeting,
Part III 14(c)10

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

         At December 31, 1997, the Company and its subsidiary employed 80 full-time and 19 part-time persons.

Benchmark Community Bank

         The Bank opened for business on September 8, 1971 under its original name of The Lunenburg County Bank. It started business in temporary quarters and in 1974 moved to its present location at 100 South Broad Street, Kenbridge, Virginia 23944. The Bank opened its first branch office in the Town of Victoria, also in Lunenburg County, in 1974. In 1989, the Bank expanded its branch system to include two offices in adjacent counties. In June of 1989, the Bank opened a full service branch in Farmville, Prince Edward County, and in September of 1989, the Bank opened a full service branch in South Hill, Mecklenburg County. In March of 1993, the Bank opened its fifth full service office, which became its second Farmville location. In May of 1996, the Bank opened its sixth full service office in Crewe, Nottoway County. All banking locations are within the State of Virginia.

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

Competition

         The Bank encounters strong competition for its banking services within its primary market area. There are six commercial banks actively engaged in business in the market area, including five major statewide banking organizations. The Bank is the only community bank actively engaged in business in Mecklenburg and Lunenburg Counties, and one of two such banks in the Town of Farmville and Prince Edward County. Finance companies, mortgage companies, credit unions, and savings banks also compete with the Bank for loans and deposits. In addition, in some instances, the Bank must compete for deposits with money market mutual funds that are marketed nationally.

Supervision and Regulation

         The summaries of statutes and regulations included in the information provided below do not purport to be complete and are qualified in their entirety by reference to the pertinent statutes and regulations.

         The Company is subject to the Bank Holding Company Act of 1956. As such, the Company is required to file with the Federal Reserve Board annual reports and other information regarding the business operations of itself and its subsidiaries and is subject to examination by the Federal Reserve Board.

         A bank holding company is required to obtain Federal Reserve Board approval prior to acquiring ownership or control of the voting shares of any bank if, after the acquisition, it would own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of the bank. A bank holding company is, with limited exceptions, prohibited from acquiring ownership or control of voting stock of any company which is not a bank or a bank holding company and must engage only in the business of banking, managing or controlling banks, or furnishing services to or performing services for subsidiary banks. The Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has determined that certain activities are closely related to banking, including making loans that would be made by mortgage, finance, credit card, or factoring companies; acting as an investment or financial advisor; performing the functions of a trust company; providing certain data processing services; leasing certain personal property; and acting as an insurance agent or broker for insurance directly related to the extension of credit or other financial services. Although, a bank holding company may file an application for approval of other nonbanking activities involved in a particular case, the Federal Reserve Board has stated that, at present, permissible nonbanking activities do not include real estate brokerage and syndication, land development, property management, underwriting, operation of savings and loan associations, management consulting, or industrial development corporations.

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

Restrictions

Dividends

         The Bank, which is the sole subsidiary of the Company, is subject to dividend restrictions as set forth in the Laws of Virginia Relating to Banking and Finance in Section 6.1-56. As of December 31, 1997, there was $12,128,284 in retained earnings upon which dividends may be charged.

Investments

         As required by the Virginia Security for Public Deposits Act, the Bank has pledged $3,319,427 of its investment portfolio to safeguard State and local municipalities' deposits as of December 31, 1997.

         By virtue of the Bank holding deposits for the Federal government, it is subject to Section 31CFR202 of the Code of Federal Regulation, which requires, in part, the collateralization of Federal deposits. As of December 31, 1997, the Bank had $1,025,904 pledged towards these types of deposits.

         The Bank is required by Section 19 of the Federal Reserve Act to maintain a certain level of reserves consisting of cash and other liquid assets in proportion to types of deposit accounts held. At year end 1997, the Bank's vault cash met the statutory requirement so designated by the Act.

Anti-Takeover Provisions

         The Articles of Incorporation and Bylaws of the Company contain certain anti-takeover provisions. Said provisions provide (i) for division of the Board of Directors into three classes, with one class elected each year to serve a three year term; (ii) that directors may be removed only upon the affirmative vote of the holders of 80% of the outstanding voting stock; (iii) that any vacancy on the Board may be filled by the remaining directors; (iv) that advance notification is required for a stockholder to bring business before a stockholders' meeting or to nominate a person for election as a director; and
(v) that the affirmative vote of the holders of 80% of the outstanding voting stock is required to alter, amend, or repeal the foregoing provisions.

         The Articles also contain a "fair price" provision that requires the affirmative vote of the holders of 80% of the outstanding voting stock as a condition for certain mergers or business combinations, unless the transaction is either approved by a majority of the disinterested directors or certain minimum price and procedural requirements are met.

         The foregoing provisions of the Articles and Bylaws are intended to prevent inequitable stockholder treatment in a two-tier takeover and to reduce the possibility that a third party could effect a sudden or surprise change in majority control of the Board of Directors without the support of the incumbent Board, even if such a change were desired by or would be beneficial to a majority of the Company's stockholders. Such provisions may have the effect of discouraging certain unsolicited tender offers for the Company's capital stock and, at the same time, may provide for a continuation of current Company's philosophy and leadership style.

Limitation on Liability

         The Company's Articles of Incorporation provide, in part in accordance with the provisions of a recent amendment to the Virginia Stock Corporation Act (the "Act"), that in every instance permitted by the Act, the liability of a director or officer of the Company for monetary damages arising out of a single transaction, occurrence, or course of conduct shall be limited to one dollar. This limit on damages does not apply in the event of willful misconduct or a knowing violation of the criminal law or any Federal or State securities law. The limitation does not change or eliminate a director's or officer's duty of care to the Company; it only eliminates, in certain circumstances, monetary damages occasioned by a breach of that duty. It should also be noted that such limitation of liability in no way limits or otherwise affects liability for the violation of, or otherwise relieves the Company or its Directors or Officers from the necessity of complying with, the Federal or State securities laws.

Indemnification

         The Articles of Incorporation of the Company mandates indemnification of Directors and Officers as a result of liability incurred by them in proceedings instituted against them by third parties, or by or on behalf of the Company itself, relating to the manner in which they have performed their duties unless they have been guilty of "willful misconduct or a knowing violation of the criminal law" in the performance of their duties. The indemnification provision is consistent with another recent amendment to the Corporation Act. Thus, the protection of the proposed amendment will extend to grossly negligent conduct but not to willful misconduct.

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

Executive Officers

         For information concerning the Executive Officers of the Company, refer to Item 10 found on pages 62 and 63 of this report.

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

         The Farmville branch office, which opened in June of 1989, contains approximately 1,500 square feet of floor space and is a leased facility. The Bank is currently in the sixth year of the lease agreement, which originally called for a three year rental period with the option to lease three additional one year periods with the rental payments not to exceed $1,375 per month. The current monthly lease amount as of December 31, 1997 was $1,375. This amount can be reviewed in June of 1998. The office contains three teller windows. Currently, the office has no drive-up window.

         The South Hill office, which opened for business in September, 1989, is also housed in a leased facility. During 1997, the Bank renegotiated its lease to extend the agreement to June 30, 2000. The lease provides for renewal options of twelve month periods for an additional five years. The current monthly lease amount as of December 31, 1997 was $1,250. This amount can be renegotiated in June of 1998. This office contains approximately 2,500 square feet of floor space and operates four teller windows, plus a drive-up window, which serves two lanes of traffic.

         In 1993, the Bank opened a second office on Milnwood Road south of Farmville. The office is a two story structure of modern design. The first floor contains 3,967 square feet and provides space for the operation of three loan offices, four teller windows, a large customer lobby and new accounts area, a three lane drive-up, and an employee break room. The branch office's second floor has 2,240 square feet of space available for future expansion.

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

         The following table sets forth information concerning the market price of the stock since its initial listing:

                               Bid Price
                          of Common Stock(1)

       1997

First Quarter                    $ 8.88
Second Quarter                     9.63
Third Quarter                     12.50
Fourth Quarter                    15.50

       1996

First Quarter                    $ 7.88
Second Quarter                     8.38
Third Quarter                      8.38
Fourth Quarter                     8.63

       1995

First Quarter                    $ 6.75
Second Quarter                     7.00
Third Quarter                      6.88
Fourth Quarter                     7.00

       1994

First Quarter                    $ 6.50
Second Quarter                     7.25
Third Quarter                      7.75
Fourth Quarter                     7.63

       1993

First Quarter                    $ 9.75
Second Quarter                    10.00
Third Quarter                     10.13
Fourth Quarter                    11.50

         During 1997, the Company declared a $.14 per share semi-annual dividend in June and $.15 per share semi-annual dividend in December. The semi-annual dividends declared in 1996 amounted to $.10 per share in June and $.14 per share in December when adjusted for the 2 for 1 stock split in 1997.

         As of December 31, 1997, there were 673 stock certificates issued to holders of record.

(1) Adjusted for a 2 for 1 stock split on October 2, 1997.

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

         As of December 31, 1997, there has been no issuance of preferred stock as authorized in the Articles of Incorporation.

ITEM 6      SELECTED FINANCIAL DATA - BENCHMARK BANKSHARES, INC.

                                        Years Ended December 31,
                               1997      1996      1995      1994       1993
                               ----      ----      ----      ----       ----
                           (In thousands of dollars, except per share amounts)

Interest income               $13,653  $ 12,729  $ 11,182  $  9,279   $  8,551
Interest expense                6,508     6,162     5,401     3,983      3,644
                              -------  --------  --------  --------   --------
Net interest income             7,145     6,567     5,781     5,296      4,907
Provision for loan losses         360       295       188       163        252
Other operating revenue           586       565       602       532        533
Other operating expense         3,600     3,327     3,048     2,857      2,679
                              -------  --------  --------  --------   --------


Income Before Income Taxes      3,771     3,510     3,147     2,808      2,509

Income taxes                    1,192     1,064       938       833        780
                              -------  --------  --------  --------   --------

Net Income                      2,579     2,446     2,209     1,975      1,729

Per Share Data (1) (2)
   Net income                    0.88      0.85      0.77      0.70       0.62
   Cash dividends declared       0.29      0.24      0.18      0.14       0.12

Balance Sheet Amounts
   (at end of period)
      Total assets            158,735   150,908   135,364   115,306    102,903
      Total loans (3)         125,422   118,864   102,411    89,532     80,502
      Total deposits          140,742   135,360   121,623   104,636     93,434
      Total equity             16,652    14,362    12,501     9,861      8,691

Book value per share
 (at end of period) (2)          5.66      4.96      4.36      3.48       3.32

Selected Financial Ratios
 Net income to average equity   17.31     17.91     18.68     20.90      22.62
 Net income to average assets    1.66      1.70      1.74      1.80       1.77
 Loans to deposits (4)          90.10     88.70     85.06     86.43      87.03
 Primary capital to total
   assets (at end of period)
   (5)                          10.99      9.25      9.62      9.57       8.06
 Net interest yield (6)          4.90      4.57      4.82      5.16       5.36
 Allowance for loan losses
   to loans (at end of period)
   (7)                           1.10      1.00      1.00      1.00       1.00
 Nonperforming loans to loans
   (at end of period) (8)        1.12      1.02      0.66      0.88       0.43
 Net charge-offs to average
   loans (4)                     0.14      0.11      0.05      0.09       0.13

(1) Average shares outstanding.
(2) 1993  adjusted  for 2 for 1 stock split  occurring  on January 17,  1994.
    Beginning  with  1994,   equity   includes  the  net  of  tax  impact  of
    unrecognized gains (losses) in the securities portfolio classified as available for sale. 1993 through 1996 adjusted for a 2 for 1 stock split occurring on October 2, 1997.
(3) Total loans net of unearned discount on installment loans and reserve for loan losses.
(4) For purposes of this ratio, loans represent gross loans less unearned interest income.
(5) Equity exclusive of unrealized securities gains plus allowance for loan loss less the deferred taxes related to loan losses to assets.
(6) Net interest income to total average earning assets.
(7) The difference of gross loans minus unearned interest income divided into the allowance for loan losses.
(8) Nonperforming loans are loans accounted for on a nonaccrual basis and loans which are contractually past due 90 days or more. Average loans are gross average loans minus the average unearned interest income.

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

A Comparison of 1997 versus 1996

Results of Operations and Financial Conditions

     Net income of $2,578,708 in 1997 increased $132,250 or 5.41% from net income of $2,446,458 in 1996. Earnings per share of $.88 in 1997 increased $.03 or 3.52% from earnings per share of $.85 in 1996.

         The year of 1997 ended just as 1996 with the Bank experiencing another record year of earnings. The rise in income resulted from a strong loan demand which ended in a loan-to-deposit ratio of 90.10%. During the year, loans increased 5.62% to a level of $126,813,865 net of any unearned discount. The new loans were funded in part by an increase in deposits which grew $5,382,287 or 3.98%.

         In 1997, the Bank achieved a return on average assets of 1.66% as compared to a 1.70% return on average assets in 1996. While the rate of return was strong once again, it was lower than the previous year as the Bank's operating cost increased which was a result of a full year of operation at the new branch in Crewe, Virginia and the growing workload on the operations department as the Bank increased staff and equipment to efficiently handle the growth.

         The year ended 1997 reflected a decrease in return on equity as net income to average equity amounted to 17.31% as compared to the 1996 level of 17.91%. This decrease resulted from equity increasing through the sale of stock from the dividend reinvestment plan and the exercising of stock options at a greater rate than the income grew.

Net Interest Income

         Net interest income of $7,144,859 in 1997 reflected an increase of $572,447 or 8.71% over net interest income of $6,572,412 in 1996.

         Total interest income of $13,653,372 in 1997 showed an increase of $923,981 or 7.26% over total interest income of $12,729,391 in 1996. Total interest expense of $6,508,513 in 1997 reflected an increase of $346,693 or 5.63% over total interest expense of $6,161,820 in 1996.

         The increase in interest income resulted from strong customer loan demand throughout the trade area. The loan demand volume as discussed above allowed the Bank to attain an average yield on loans less unearned discount of 9.65%.

         In order to fund the strong loan demand in 1997, the Bank competitively priced its deposit offerings. Even though the deposits were competitively priced, average rates paid increased only slightly over the 1996 recorded level. For an analysis of interest rate spreads, refer to Table C, Interest Rates Earned and Paid.

Loans

         The Bank utilizes the following types of loans in servicing the trade area:

Commercial (Time and Demand)                           27.33%
Consumer (Installment)                                 18.92
Real Estate (Construction)                               .75
Real Estate (Mortgage)                                 53.00

         These types of loans have traditionally provided the Bank with a steady source of quality interest-earning assets. The maturities of these loans range from commercial loans and real estate construction loans maturing in less than one year to installment credits that may exceed three years. The mortgage loans, which represent 53.75% of the portfolio, are typically fifteen year payback loans with three year balloon options. By setting maturities of loans for a short-term, the Bank can effectively manage its asset/liability match, as most deposit accounts mature in one year or less.

Allowance for Loan Losses

         The 1997 year ending level of the allowance for loan losses amounted to $1,391,424. This amount represented an increase of $187,558 or 15.58% over the 1996 level of $1,203,866. During 1997, the gross loan portfolio increased 5.61% as the Bank capitalized on a favorable interest rate market to secure quality loans. While loans collateralized by real estate represented a majority of the loans, and the Bank's loan loss experience continued to be low, management elected to increase the allowance position due to a combination of loan growth, loan restructuring, and the general economic condition of the trade area. As of the year end 1997, the Bank's allowance for loan losses represented 1.09% of gross loans.

         During 1997, the Bank's loan loss ratio continued to be low as the ratio of net loan losses to average loans was 0.14% resulting from losses exceeding recoveries by $172,059. At year end, management feels the allowance for loan losses is adequate. In 1998, further provisions to supplement the allowance balance will be made periodically based on management's judgment as to the performance of the loan portfolio.

Noninterest Income and Noninterest Expense

         Total noninterest income, i.e., fees charged for customer services, for 1997 was $585,636. This represents an increase of $20,347 or 3.60% over the 1996 level of $565,289. The increase was directly related to an increase in service charges on deposit accounts as the Bank grew in the number of deposit accounts offered.

         Total noninterest expense in 1997 of $3,599,737 reflects an increase of $272,279 or 8.18% over the 1996 level of $3,327,458. The increase resulted from normal increases in operations and salaries and benefits, as the Bank added a new full service branch.

Premises and Equipment

         The Bank's premises and equipment increased $70,330 during the year. At year end, the Bank had also committed to spend an additional $231,348 in computer and proofing equipment.

              Increase in Capitalized Premises and Equipment
                        (in thousands of dollars)


                                                            Equipment,
                                                          Furniture, and
    Office/Area           Land            Building           Fixtures

Kenbridge               $     -           $ 5,878            $10,107
Victoria                      -             2,500              9,639
Farmville                20,925                 -              4,213
South Hill                    -                 -              5,022
Farmville #2                  -             3,620              4,213
Crewe                         -                 -              4,213
                        -------           -------            -------

     Total              $20,925           $11,998            $37,407
                        =======           =======            =======

Federal Funds Sold and Purchased

         The 1997 year end level of Federal funds sold was $5,353,000. This level reflects an increase of $1,495,000 or 38.75% over the year ending 1996 level of $3,858,000. Federal funds sold are utilized as a short-term investment vehicle, as well as to provide liquidity. As of year end 1997, Federal funds sold as a percent of total assets increased to 3.37% as compared to 2.56% in 1996.

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

         For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains and losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The impact of this unrealized gain on securities positively impacted stockholders' equity in the amount of $177,545, therefore affecting the book value of the Company's stock. The book value per share of the stock inclusive of the FAS 115 adjustment was $5.66, while the book value per share would have been $5.60 if reported exclusive of the FAS 115 impact.

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

         As of December 31, 1997, the Bank had $1,955,949 in outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

         At current year end, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, and an unfunded business loan. The total amount of these commitments amounted to $13,035,193.

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

         The Bank has significant concentrations of deposits with other financial institutions with balances consisting mainly of daily Federal funds sales and depository banking services with its primary correspondent bank. These deposits amounted to $2,745,730 as of December 31, 1997. Of this amount, $2,645,730 was in excess of FDIC insurance levels.

Liquidity

         The Bank's funding requirements are supplied by a wide range of traditional banking sources, including various types of demand, money market, savings, and certificates of deposit. Large certificates of deposit of $100,000 or more decreased by $1,923,556 or 13.46% in 1997. These deposits currently represent 8.79% of the total deposit base. The Bank feels that the large certificates are more of a function of customer service than a competitive bid situation. The amount of these certificates of deposit maturing during 1998 is $4,833,625, while $7,536,467 matures between one and five years.

         A GAP analysis is presented in Table L. This analysis reflects the difference between maturing and repricing of interest-earning assets and interest-bearing liabilities. A positive gap indicates more assets are maturing than liabilities. Conversely, a negative gap indicates more liabilities mature than assets during a given period. Assets classified as immediately maturing are those assets which can be repriced or converted to cash immediately upon demand. Liabilities classified as immediately maturing are those which can be withdrawn on demand. The GAP analysis shows a net negative gap of $24,611,000 when immediately maturing interest- bearing liabilities are deducted from immediately maturing interest-earning assets. The cumulative gap decreases to a negative gap of $20,393,000 when comparing assets and liabilities maturing up to one year; however, the cumulative gap shifts to a positive position of $11,563,000 for one to five years. The deficit gap results from the customer preference for short-term liquidity in the current period of fluctuating rates, which affects not only deposits but also callable investments.

         The nature of the large gap deficit is an industry-wide situation that is typical of the banking industry where a bulk of the assets is financed by short-term deposits. To further compound the situation, Bank customers have shown a preference for longer terms on loans versus deposits as financial rates remain low.

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

         During the year ended 1997, the Company continued to experience record earnings through the operation of the Bank. Through earnings, the Company generated an additional $1,435,261 in capital. This activity, plus the net sale of $718,770 common stock through the dividend reinvestment plan and the stock option plan, raised year end capital exclusive of unrealized security gains net of tax effect to a level of $16,474,727 or a 15.04% increase over the 1996 year ending level of $14,320,696.

         The primary capital to total assets ratio stands at 10.49% as of December 31, 1997. This amount is well above current industry standards. Refer to Item 14(d)(5) for additional capital ratio analysis. Due to the increased rate of earnings, its subsequent retention, and sale of common stock, the Company's capital position was strengthened and, as a result, the Company remains well capitalized for the banking industry.

         Pursuant to regulations of the Federal Reserve Board, the Bank is required to maintain certain minimum levels of capital in its Bank subsidiary. At December 31, 1997, the Bank maintained the following capital ratios:

Total Capital to Risk Weighted Assets                  14.36%
Tier I Capital to Risk Weighted Assets                 13.17%
Tier I Capital to Total Book Assets                     9.67%

         These  ratios  exceed  the  minimum   ratios   required  by  regulatory
authorities for the Bank to be considered well capitalized.

Inflationary Factors

         The Bank's earnings are greatly impacted by inflation and the actions of the Federal Reserve Board. The year 1997 saw relatively stable rates that resulted in small increases in deposit rates. However, due to a strong loan demand, loan rates increased to a level that produced a 4.63% interest spread.

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

         At year end 1997, the loan-to-deposit ratio amounted to 90.10%. This represents an increase of 1.6% over the year end level of 1996, as the Bank attracted more loans at a faster growth rate than deposits.

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

         Despite a slower growth rate in 1997, the Bank has experienced dramatic growth in the 1990's. The new trade area markets have proven to be receptive to the community banking services offered by the Bank. The result has not only been significant growth, but also increasing profits for the stockholders. Management plans to continually support the trade area with quality services while pursuing new services and expansion opportunities.

A Comparison of 1996 versus 1995

Results of Operations and Financial Conditions

     Net income of $2,446,458 in 1996 increased $237,259 or 10.74% from net income of $2,209,199 in 1995. Earnings per share of $1.69 in 1996 increased $.15 or 8.87% from earnings per share of $1.54 in 1995.

         The year of 1996 ended just as 1995 with the Bank experiencing another record year of earnings. The rise in income resulted from a strong loan demand which ended in a loan-to-deposit ratio of 88.70%. During the year, loans increased 16.07% to a level of $120,068,181 net of any unearned discount. The new loans were funded in part by an increase in deposits which grew $13,737,179 or 11.29%. The remaining balance of the loans was funded by the liquidation of investment securities and Federal funds. At year end, the Bank had lowered these investments by $2,670,575 or 10.69%.

         In 1996, the Bank achieved a return on average assets of 1.70% as compared to a 1.74% return on average assets in 1995. While the rate of return was strong once again, it was lower than the previous year as the Bank's operating cost increased which was a result of a new branch opening in Crewe, Virginia and the growing workload on the operations department as the Bank increased staff and equipment to efficiently handle the growth.

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

Allowance for Loan Losses

         The 1996 year ending level of the allowance for loan losses amounted to $1,203,866. This amount represented an increase of $166,522 or 16.05% over the 1995 level of $1,037,344. During 1996, the gross loan portfolio increased 16.04% as the Bank capitalized on a favorable interest rate market to secure quality loans. While loans collateralized by real estate represented a majority of the loans, and the Bank's loan loss experience continued to be low, management elected to increase the allowance position due to a combination of loan growth and the general economic condition of the trade area. As of the year end 1996, the Bank's allowance for loan losses represented 1.00% of gross loans.

         During 1996, the Bank's loan loss ratio continued to be low as the ratio of net loan losses to average loans was 0.11% resulting from losses exceeding recoveries by $128,637. At year end, management feels the allowance for loan losses is adequate. In 1997, further provisions to supplement the allowance balance will be made periodically based on management's judgment as to the performance of the loan portfolio.

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

Premises and Equipment

         The Bank's premises and equipment increased $1,269,643 net of the prior year's construction in progress during the year. At year end, the Bank had completed construction of a new full service branch in the Town of Crewe and finished the remodeling of the operations center at the main office in Kenbridge.

                 Increase in Capitalized Premises and Equipment
                            (in thousands of dollars)


                                                  Equipment,
                                                Furniture, and      Leasehold
    Office/Area          Land       Building       Fixtures       Improvements

Kenbridge               $    -     $  620,345      $91,361           $     -
Victoria                     -              -        8,593                 -
Farmville                    -              -        9,532                 -
South Hill                   -              -       20,868            (8,754)
Farmville #2                 -              -       16,308                 -
Crewe                        -        474,155      192,183                 -
                        ------     ----------     --------           --------

     Total              $    -     $1,094,500     $338,845           $(8,754)
                        ======     ==========     ========           ========

Federal Funds Sold and Purchased

         The 1996 year end level of Federal funds sold was $3,858,000. This level reflects a decrease of $2,004,000 or 34.19% over the year ending 1995 level of $5,862,000. Federal funds sold are utilized as a short-term investment vehicle, as well as to provide liquidity. As of year end 1996, Federal funds sold as a percent of total assets decreased by 2.56% as compared to 4.33% in 1995.

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

         For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains and losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The impact of this unrealized gain on securities positively impacted stockholders' equity in the amount of $40,977, therefore affecting the book value of the Company's stock. The book value per share of the stock inclusive of the FAS 115 adjustment was $9.91, while the book value per share would have been $9.88 if reported exclusive of the FAS 115 impact.

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

         At current year end, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, and an unfunded business loan. The total amount of these commitments amounted to $14,420,566.

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

Liquidity

         The Bank's funding requirements are supplied by a wide range of traditional banking sources, including various types of demand, money market, savings, and certificates of deposit. Large certificates of deposit of $100,000 or more increased by $1,559,244 or 13.45% in 1996. These deposits currently represent 10.56% of the total deposit base. The Bank feels that the large certificates are more of a function of customer service than a competitive bid situation. The amount of these certificates of deposit maturing during 1997 was $7,009,166, while $7,284,481 matures between one and five years.

         A GAP analysis is presented in Table L. This analysis reflects the difference between maturing and repricing of interest-earning assets and interest-bearing liabilities. A positive gap indicates more assets are maturing than liabilities. Conversely, a negative gap indicates more liabilities mature than assets during a given period. Assets classified as immediately maturing are those assets which can be repriced or converted to cash immediately upon demand. Liabilities classified as immediately maturing are those which can be withdrawn on demand. The GAP analysis shows a net negative gap of $22,452,000 when immediately maturing interest- bearing liabilities are deducted from immediately maturing interest-earning assets. The cumulative gap decreases to a negative gap of $15,872,000 when comparing assets and liabilities maturing up to one year; however, the cumulative gap shifts to a positive position of $4,555,000 for one to five years. The deficit gap results from the customer preference for short-term liquidity in the current period of fluctuating rates.

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

         During the year ended 1996, the Company continued to experience strong growth through the operation of the Bank. This growth led to record earnings for the Company and generated an additional $1,766,513 in capital through retained earnings. This activity, plus the net sale of $258,428 common stock through the dividend reinvestment plan, raised year end capital exclusive of unrealized security gains net of tax effect to a level of $14,320,696 or a 16.47% increase over the 1995 year ending level of $12,295,755.

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

         At year end 1996, the loan-to-deposit ratio amounted to 88.70%. This represents an increase of 4.28% over the year end level of 1995, as the Bank attracted more loans at a faster growth rate than deposits.

TABLE A.  COMPARATIVE SUMMARY OF EARNINGS
                                           Years Ending December 31,
                                      1997             1996          1995
                                (In thousands of dollars except per share data)

Interest Income
   Loans                          $       12,235 $       11,319  $        9,697
   U. S. Government Securities               533            539             416
   States and political
      subdivision securities                 492            591             586
   Other securities                            6              6               6
   Federal funds sold                        388            274             477
                                  -------------- --------------  --------------

     Total Interest Income                13,654         12,729          11,182

Interest Expense
   Deposits
      Interest-bearing checking              709            629             559
      Savings                                282            269             254
      Time                                 5,518          5,264           4,586
      Federal funds purchased and
         other borrowed money                -                -               2
                                  -------------- --------------  --------------

     Total Interest Expense                6,509          6,162           5,401
                                  -------------- --------------  --------------

Net Interest Income                        7,145          6,567           5,781

Provision for Loan Losses                    360            295             188
                                  -------------- --------------  --------------

     Net Interest Income
       After Provision for
       Loan Losses                         6,785          6,272           5,593

Noninterest Income
   Service charges on deposit
      accounts                               411            352             342
   Other                                     169            222             257
   Net investment securities
      gains (losses)                          (2)            (9)            (1)
   Gain on sale of other real
      estate                                   7              -               4
                                  -------------- --------------  --------------

     Total Noninterest Income                585            565             602

Noninterest Expense
   Salaries                                1,890          1,777           1,533
   Employee benefits                         392            419             359
   Occupancy expense                         210            169             146
   Other operating expense                 1,107            962           1,010
                                  -------------- --------------  --------------

     Total Noninterest Expense             3,599          3,327           3,048
                                  -------------- --------------  --------------

Net Income Before Taxes                    3,771          3,510           3,147
Income Tax                                 1,192          1,064             938
                                  -------------- --------------  --------------

     Net Income                   $        2,579 $        2,446  $        2,209
                                  ============== ==============  ==============

Per Share - Based on Weighted
  Average(1)
     Net income                   $         0.88 $         1.69  $         1.54
     Average shares outstanding    2,925,206.402  2,889,868.240   2,857,935.820

(1) Restated to reflect a 2 for 1 stock split effective October 2, 1997.

TABLE B.  AVERAGE BALANCE SHEETS

                                           (In thousands of dollars)

                                            Years Ended December 31,
                                     1997             1996            1995
                                     ----             ----            ----

                               Amount      %    Amount     %    Amount      %

Assets
   Cash and due from banks    $  4,548    2.92 $  4,333   3.01 $  3,614    2.85
   Investment securities        17,071   10.97   18,558  12.91   16,370   12.90
   Federal funds sold            7,045    4.53    4,793   3.33    8,206    6.47
   Loans                       121,780   78.22  111,604  77.63   95,314   75.12
   Bank premises and equipment   3,080    1.98    2,697   1.88    1,761    1.36
   Accrued interest              1,388    0.89    1,305   0.92    1,102    0.88
   Other assets                    768    0.49      465   0.32      526    0.42
                              --------  ------ -------- ------ --------  ------

                              $155,680  100.00 $143,755 100.00 $126,893  100.00
                              ========  ====== ======== ====== ========  ======

Liabilities and Stockholders' Equity
   Deposits
      Demand                  $ 28,440   18.27 $ 25,178  17.51 $ 20,902   16.47
      Savings and MMA           15,677   10.07   14,431  10.04   14,082   11.10
      Time                      95,726   61.49   89,590  62.32   79,267   62.47
   Accrued interest                651    0.42      612   0.43      526    0.41
   Other liabilities               287    0.18      282   0.20      289    0.23
   Stockholders' equity         14,899    9.57   13,662   9.50   11,827    9.32
                              --------  ------ -------- ------ --------  ------

                              $155,680  100.00 $143,755 100.00 $126,893  100.00
                              ========  ====== ======== ====== ========  ======

TABLE C.  INTEREST RATES EARNED AND PAID (In thousands of dollars)

                                       1997                              1996                          1995
                                       ----                              ----                          ----
                            Average               Yield/     Average              Yield/  Average                Yield/
Description                 Balance   Interest    Rate       Balance   Interest   Rate    Balance    Interest    Rate
-----------                 -------   --------    ----       -------   --------   ----    -------    --------    ----

Interest-Earning Assets
   Investment securities   $ 17,071  $   1,031    6.04%     $ 18,558   $  1,136    6.12%  $ 16,370   $  1,008     6.16%
   Federal funds sold         7,045        388    5.51%        4,793        274    5.72%     8,206        477     5.81%
   Loans (1) (2)            123,078     12,234    9.94%      112,730     11,319   10.04%   102,089      9,697     9.50%

                           $147,194     13,653    9.28%     $136,081     12,729   9.35%   $126,665     11,182     8.83%

Interest-Bearing Liabilities
   Deposits                $139,843      6,509    4.65%     $129,199      6,162   4.77%   $114,251      5,399     4.73%
   Federal funds purchased
     and other borrowed
     money                        -          -       -             -          -      -          47          2     4.25%

                           $139,843      6,509    4.65%     $129,199      6,162   4.77%   $114,298      5,401     4.73%

Net interest income/yield (3) (4)    $   7,144                         $  6,567                      $  5,781
                                     =========                         ========                      ========

Interest spread (5)                               4.63%                           4.58%                           4.10%







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

TABLE D.  ANALYSIS OF CHANGE IN NET INTEREST INCOME (In thousands of dollars)

                                                Year 1997 over 1996                  Year 1996 over 1995
                                         Increase (Decrease)        Total     Increase (Decrease)        Total
                                          Due to Change In:       Increase     Due to Change In:       Increase
                                          Volume       Rate      (Decrease)    Volume        Rate      (Decrease)
Increase (Decrease) in
  Investment securities                   $   (91)    $  (14)     $  (105)     $  134       $  (6)      $  128
  Federal funds sold                          129        (15)         114        (195)         (8)        (203)
  Loans                                     1,040       (124)         916       1,068         554        1,622

          Total                             1,078       (153)         925       1,007         540        1,547

Interest Expense
  Deposit accounts                            508       (161)         347         713          50          763
  Federal funds purchased
    and other borrowed
    money                                       -          -            -          (2)          -           (2)


          Total                               508       (161)         347         711          50          761

Increase (Decrease) in
  Net Interest Income                     $   570     $    8      $   578      $  296       $ 490       $  786
                                          =======     ======      =======      ======       =====       ======




                                                Year 1995 over 1994
                                         Increase (Decrease)        Total
                                          Due to Change In:       Increase
                                          Volume       Rate      (Decrease)
Increase (Decrease) in
  Investment securities                   $   112     $   33      $   145
  Federal funds sold                          207        137          344
  Loans                                     1,467        (53)       1,414

          Total                             1,786        117        1,903

Interest Expense
  Deposit accounts                          1,162        256        1,418
  Federal funds purchased
    and other borrowed
    money                                       1         (1)           -

          Total                             1,163        255        1,418

Increase (Decrease) in
  Net Interest Income                     $   623     $ (138)     $   485

TABLE E.  INVESTMENT SECURITIES

         The carrying amount and approximate market values of investment securities are summarized below:

                                       Book    Unrealized Unrealized   Market
                                       Value      Gains     Losses     Value
Available-for-Sale
 December 31, 1997
  U. S. Government agencies         $ 5,984,948  $ 32,646  $  9,735 $ 6,007,859
  State and political subdivisions    7,939,452   246,386       290   8,185,548
  Other securities                      137,000         -         -     137,000

                                    $14,061,400  $279,032  $ 10,025 $14,330,407
                                    ===========  ========  ======== ===========
 December 31, 1996
  U. S. Government agencies         $ 5,456,877  $ 15,154  $ 69,849 $ 5,402,182
  State and political subdivisions    9,830,196   134,307    17,526   9,946,977
  Other securities(1)
                                        137,000         -         -     137,000

                                    $15,424,073  $149,461  $ 87,375 $15,486,159
                                    ===========  ========  ======== ===========
Held to Maturity
 December 31, 1997
  U. S. Government agencies         $ 2,999,409  $  1,257  $  1,806 $ 2,998,860
  State and political subdivisions      730,000     7,819         -     737,819

                                    $ 3,729,409  $  9,076  $  1,806 $ 3,736,679
                                    ===========  ========  ======== ===========
 December 31, 1996
  U. S. Government agencies         $ 2,237,188  $      -  $ 28,037 $ 2,209,151
  State and political subdivisions      730,000       515    14,230     716,285

                                    $ 2,967,188  $    515  $ 42,267 $ 2,925,436
                                    ===========  ========  ======== ===========

         The maturities of investment securities at December 31, 1997 were as follows:

                                                Book Value       Market Value

Available-for-Sale
   Due in one year or less                    $     790,000    $     792,651
   Due from one to five years                     4,455,494        4,551,509
   Due from five to ten years                     8,178,906        8,327,747
   After ten years                                  500,000          521,500
   Other securities                                 137,000          137,000

Held to Maturity
   Due from one to five years                     1,000,000        1,003,576
   Due from five to ten years                     2,729,409        2,733,103

         Securities having a book value of $4,345,331 and $4,497,322 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.

         In the event of the sale of securities, the cost basis of the security, adjusted for the amortization of premium or discounts, will be used when calculating gains or losses.

         The maturity distribution, book value, and approximate tax equivalent yield (assuming a 34% Federal income tax rate) of the investment securities portfolio at December 31, 1997 is presented in the following table (in thousands of dollars):


                                    Maturity

                                                    After One but         After Five but
                             Within One Year         Within Five            Within Ten               After Ten
                           Amount   Yield (2)     Amount   Yield (2)     Amount     Yield (2)     Amount   Yield (2)
                           ------   ---------     ------   ---------     ------     ---------     ------   ---------

U. S. Government
   Securities            $      -        -      $2,378,752   6.38%     $ 6,605,604    6.58%     $      -        -

States and Political
   Subdivisions           790,000     6.89%      3,076,742   5.79%       4,302,711    5.10%      500,000     5.00%


          Total          $790,000               $5,455,494             $10,908,315              $500,000
                         ========               ==========             ===========              ========

(1) The "Other  securities"  category  includes  Federal  Reserve Bank stock and
    Community Bankers' Bank stock which amount to $87,000 and $50,000, respectively, at year end 1997. These holdings are not included in the maturity or the estimated market value schedule.

(2) The yield is the weighted average Federal Tax Equivalent yield on cost.

TABLE F.  LOAN PORTFOLIO

         The table below classifies gross loans by major category and percentage distribution at December 31 for 1997, 1996, and 1995:

                                           1997                      1996                     1995
                                  Amount           %        Amount         %         Amount         %
Commercial (Time and
   Demand)                        $20,826,296       16.38    $ 33,850       28.13     $ 31,767       30.63
Installment                        24,011,216       18.89      22,054       18.32       20,416       19.68
Real Estate -
   Construction                     1,101,316         .87       2,063        1.72        2,968        2.86
Real Estate - Mortgage             81,172,133       63.86      62,390       51.83       48,573       46.83

         The following table shows maturities of the major loan categories and their sensitivity to changes in investment rates at December 31, 1997 for fixed interest rate and floating interest rate loans:

                                           Due After
                                           One Year
                             One Year      but Within   Due After
                             or Less       Five Years   Five Years
                            Fixed Rate     Fixed Rate   Fixed Rate     Total

Commercial                  $20,688,852   $         -   $      -    $20,688,852
Installment                   3,958,202    19,980,813     55,834     23,994,849
Real Estate - Construction    1,101,316             -          -      1,101,316
Real Estate - Mortgage       25,244,240    53,771,289     87,136     79,102,665


     Total                  $50,992,610   $73,752,102   $142,970   $124,887,682
                            ===========   ===========   ========   ============


                                            Over One      Over
                                            Year but      Five
                              One Year     Within Five    Years
                              or Less        Years      Floating
                            Floating Rate Floating Rate   Rate         Total

Commercial                  $    25,000   $   112,445   $      -   $    137,445
Installment                           -             -     16,367         16,367
Real Estate                     662,882     1,300,710    105,876      2,069,468

     Total                  $   687,882   $ 1,413,155   $122,243   $  2,223,280
                            ===========   ===========   ========   ============

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

         Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. The following table presents information concerning nonperforming loans for the periods indicated:
                                                              December 31,
                                                        1997     1996      1995
                                                      (In thousands of dollars)

Commercial
 Nonaccrual                                            $    -   $  715    $  -
 Contractually past due 90 days or more                     6        7       -

Installment
 Nonaccrual                                                25      118      49
 Contractually past due 90 days or more                    39      119     130

Real Estate
 Nonaccrual                                               603      312      48
 Contractually past due 90 days or more                   753      216     451

                                                       $1,426   $1,487    $678
                                                       ======   ======    ====

Nonperforming loans to gross loans at year end           1.12%    1.24%   0.66%

Effect of nonaccrual loans on interest revenue         $   96   $   30    $  -

TABLE H.  SUMMARY OF LOAN LOSS EXPERIENCE

         Loan losses have not been a significant negative factor for the Bank. The following table presents the Bank's loan loss experience and selected loan ratios for the three years ended December 31, 1997, 1996, and 1995:

                                                    1997      1996      1995
                                                    (In thousands of dollars)

Allowance for loan losses at beginning of year    $  1,204  $  1,037  $    905

Loan Charge Offs
   Commercial                                          (78)      (11)        -
   Installment                                        (186)     (177)     (126)
   Real Estate                                         (22)      (29)       (3)

               Total Charge Offs                      (286)     (217)     (129)

Recoveries of Loans Previously Charged Off
   Commercial                                           10         -         -
   Installment                                         104        89        73
   Real Estate                                           -         -         -

               Total Recoveries                        114        89        73

Net loans charged off                                 (172)     (128)      (56)

Provision for loan losses                              360       295       188

Allowance for loan losses at end of year          $  1,392  $  1,204  $  1,037
                                                  ========  ========  ========

Average total loans (net of unearned income)      $123,073  $112,730  $ 96,274
Total loans (net of unearned income) at year end   126,814   120,068   103,448

Selected Loan Loss Ratios
   Net charge offs to average loans                  0.14%     0.11%     0.06%
   Provision for loan losses to average loans        0.30%     0.26%     0.20%
   Provision for loan losses to net charge offs %  209.30%   230.47%   335.68%
   Allowance for loan losses to year end loans       1.10%     1.00%     1.00%
   Loan loss coverage(1)                            24.02X    29.73X    81.25X















(1) Income before income taxes plus provision for loan losses, divided by net charge offs.

TABLE I.  COMPOSITION OF ALLOWANCE FOR LOAN LOSSES (In thousands of dollars)

                                         1997                               1996                               1995
                                         ----                               ----                               ----
                                                  Percentage                         Percentage                        Percentage
                           Allowance  Breakdown   of Loans    Allowance  Breakdown   of Loans    Allowance  Breakdown   of Loans
                            Amount        %       Outstanding   Amount       %       Outstanding   Amount       %      Outstanding
                            ------        -       -----------   ------       -       -----------   ------       -      -----------

Commercial                  $  548       39.40       27.33      $  260      21.59       28.13      $   52       5.15      30.63
Installment                    634       45.58       18.92         875      72.67       18.32         829      79.94      19.68
Real Estate - construction       -           -        0.75           -          -        1.72           -          -       2.86
Real Estate - mortgage         209       15.02       53.00          69       5.74       51.83         156      14.91      46.83
                            ------      ------      ------      ------     ------      ------      ------     ------     ------

          Total             $1,391      100.00      100.00      $1,204     100.00      100.00      $1,037     100.00     100.00
                            ======      ======      ======      ======     ======      ======      ======     ======     ======


TABLE J.  DEPOSITS

     The  breakdown on average  deposits for the years  indicated is as follows:
(In thousands of dollars)

                                             1997             1996             1995
                                             ----             ----             ----
                                       Average          Average          Average
                                       Balance   Rate   Balance   Rate   Balance    Rate

Noninterest-bearing demand deposits   $  14,354   -     $ 12,257   -     $ 10,824    -
Interest-bearing demand deposits         14,550  3.18     12,915  3.18     10,078   3.39
Money market accounts                     6,536  3.50      6,174  3.50      6,208   3.50
Savings                                   8,678  3.25      8,263  3.25      7,874   3.25
Time                                     95,726  5.67     89,590  5.90     79,267   5.83
                                      ---------         --------         --------

                                       $139,844         $129,199         $114,251
                                       ========         ========         ========


         Remaining maturities of time certificates of deposit of $100,000 or more at December 31, 1997 are shown below (in thousands of dollars):

                  Maturity                                   December 31, 1997

Three months or less                                             $ 3,135
Over three months through 12 months                                1,699
Over one year through 5 years                                      7,536
                                                                 -------

                   Total                                         $12,370

TABLE K.  RETURN ON EQUITY AND ASSETS

         The following table highlights certain ratios for the three years ended December 31, 1997, 1996, and 1995 (in thousands of dollars):

                                                  1997        1996        1995
                                                  ----        ----        ----

Income before securities gains and losses to
   Average total assets                           1.66%       1.70%       1.74%
   Average stockholders' equity                  17.32%      17.97%      18.64%

Net income to
   Average total assets                           1.66%       1.69%       1.74%
   Average stockholders' equity                  17.30%      17.90%      18.68%

Dividend pay out ratio (dividends declared
   per share divided by net income per share)    32.95%      27.81%      22.73%

Average stockholders' equity to average total
   assets ratio                                   9.57%       9.50%       9.32%

TABLE L.
                                  GAP Analysis
                                December 31, 1997


         The  following  table  reflects  interest-rate   sensitive  assets  and
liabilities only. The following table sets forth at December 31, 1997 of interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specific period. (In thousands of dollars)

                         Scheduled Maturity or Repricing

                                        Immediately  3 Months
                                         Adjusted    or Less    3-6 Months   6 Mos.-1 Yr.   1-5 Years   Over 5 Years     Total
                                         --------    -------    ----------   ------------   ---------   ------------     -----

Gross loans                              $    628    $ 13,014   $  8,229      $ 30,302       $74,673      $   265      $127,111
Investment securities (1)(2)                    -           -        275           515         5,455       11,409        17,654
Federal funds sold                          5,353           -          -            -              -            -         5,353
                                         --------    --------   --------      --------       -------      -------      --------

     Total Interest-Earning Assets       $  5,981    $ 13,014   $  8,504      $ 30,817       $80,128      $11,674      $150,118
                                         ========    ========   ========      ========       =======      =======      ========

Interest-Bearing Liabilities
  Interest-bearing demand deposits       $ 15,707           -   $      -             -             -            -        15,707
  Money market deposits                     6,564           -          -             -             -            -         6,564
  Savings                                   8,321           -          -             -             -            -         8,321
  Time deposits                                 -      15,185     14,705        18,227        48,172            2        96,291
                                         --------    --------   --------       -------       -------      -------      --------

      Total Interest-Bearing Deposits    $ 30,592    $ 15,185   $ 14,705      $ 18,227       $48,172      $      2     $126,883
                                         ========    ========   ========      ========       =======      ========     ========

Difference Between Interest-Earning
  Assets and Interest-Bearing
    Liabilities (GAP)                    $(24,611)   $ (2,171)  $ (6,201)     $ 12,590       $31,956      $ 11,672     $ 23,235
    Cumulative (GAP)                      (24,611)    (26,782)   (32,983)      (20,393)       11,563        23,235
    Cumulative interest-earning
      assets to interest-bearing
      liabilities                          19.55%      41.49%     45.47%        74.09%         1.09%        1.183%       1.183%




(1) Does not include $87,000 in Federal Reserve stock and $50,000 in Community Bankers' Bank stock.
(2) All securities are stated at book value regardless of security classification as to available-for-sale and held-to-maturity.

ITEM 8    FINANCIAL STATEMENTS

Management's Report on Financial Statements
Independent Auditor's Report

Financial Statements

     Consolidated Statements of Financial Condition - December 31, 1997 and 1996 Consolidated Statements of Income - Years Ended December 31, 1997, 1996,
        and 1995
     Consolidated  Statements  of  Stockholders'  Equity - Years Ended
        December 31, 1997 and 1996
     Consolidated Statements of Cash Flows - Years Ended December 31, 1997,
        1996, and 1995
     Notes to Consolidated Financial Statements - December 31, 1997

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

         In meeting its responsibility for the accuracy of the financial statements, Management relies on the Company's internal accounting controls. This system provides reasonable assurance that assets are safeguarded and transactions are recorded to permit the preparation of appropriate financial information.

         The financial statements have been audited by Creedle, Jones, and Alga,
P. C., the Company's independent certified public accountants. Their audit is conducted in accordance with generally accepted auditing standards and includes a review of internal controls and a test of transactions in sufficient detail to allow them to report on the fair presentation of the consolidated operating results and financing condition of Benchmark Bankshares, Inc. and its subsidiary, Benchmark Community Bank.

                           Benchmark Bankshares, Inc.

                     Report on Audit of Financial Statements

                           Benchmark Bankshares, Inc.

                                Table of Contents


                                                                         Pages

Independent Auditor's Report                                                 i

Exhibits

     A            Consolidated Statements of Financial Condition           1-2

     B            Consolidated Statements of Income                        3-4

     C            Consolidated Statements of Changes in Stockholders'
                     Equity                                                  5

     D            Consolidated Statements of Cash Flows                    6-7

Notes to Consolidated Financial Statements                                8-22

                                January 21, 1998


                          Independent Auditor's Report


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have audited the accompanying consolidated statements of financial condition of Benchmark Bankshares, Inc. (a Virginia corporation) and Subsidiary, as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Benchmark Bankshares, Inc. and Subsidiary, as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.





                                         Creedle, Jones, and Alga, P. C.
                                         Certified Public Accountants

                                                                  Page 39 of 81
                                                                      Exhibit A
                                                                         Page 1

                           Benchmark Bankshares, Inc.

                 Consolidated Statements of Financial Condition

                           December 31, 1997 and 1996


                                   A S S E T S

                                                    1997               1996
                                                    ----               ----

Cash and due from banks                       $    4,595,094     $    4,624,901
Federal funds sold                                 5,353,000          3,858,000
Investment securities                             18,059,816         18,453,348

Loans                                            127,110,962        120,356,859
  Less
    Unearned interest income                        (297,097)          (288,678)
    Allowance for loan losses                     (1,391,424)        (1,203,866)
                                              ---------------    --------------

               Net Loans                         125,422,441        118,864,315

Premises and equipment - net                       2,997,866          3,121,734
Accrued interest receivable                        1,236,384          1,254,441
Deferred income taxes                                266,401            267,642
Refundable income taxes                                    -             33,681
Other real estate                                    533,234            236,924
Other assets                                         270,659            192,836

               Total Assets                    $ 158,734,895      $ 150,907,822
                                               =============      =============

                                                                  Page 40 of 81
                                                                      Exhibit A
                                                                         Page 2

                           Benchmark Bankshares, Inc.

                 Consolidated Statements of Financial Condition

                           December 31, 1997 and 1996


                      Liabilities and Stockholders' Equity

                                                    1997               1996
                                                    ----               ----

Deposits
   Demand (noninterest-bearing)               $   13,859,115     $   12,215,657
   NOW accounts                                   15,707,189         14,724,556
   Money market accounts                           6,564,365          6,776,695
   Savings                                         8,320,696          8,107,214
   Time, $100,000 and over                        12,370,092         14,293,648
   Other time                                     83,920,648         79,242,048
                                              --------------     --------------

               Total Deposits                    140,742,105        135,359,818

Accrued interest payable                             708,315            691,945
Accrued income tax payable                            49,867                  -
Dividends payable                                    440,824            391,510
Other liabilities                                    141,512            102,876

               Total Liabilities                 142,082,623        136,546,149

Stockholders' Equity
   Common stock, par value $.21 per share,
     authorized 4,000,000 shares;  issued
     and outstanding 12-31-97 2,942,811.048,
     issued and outstanding 12-31-96
     2,899,791.704(1) shares                         617,990            304,478
   Capital surplus                                 3,667,557          3,262,299
   Retained earnings                              12,189,180         10,753,919
   Unrealized security gains net of tax effect       177,545             40,977
                                               -------------      -------------

               Total Stockholders' Equity         16,652,272         14,361,673
                                               -------------      -------------

               Total Liabilities and
                  Stockholders' Equity         $ 158,734,895      $ 150,907,822
                                               =============      =============












(1) Adjusted for a 2 for 1 stock split on October 2, 1997.

See independent auditor's report and accompanying notes to financial statements.

                                                                  Page 41 of 81
                                                                      Exhibit B
                                                                         Page 1

                           Benchmark Bankshares, Inc.

                        Consolidated Statements of Income

                  Years Ended December 31, 1997, 1996, and 1995

                                       1997             1996            1995
                                       ----             ----            ----

Interest Income
   Interest and fees on loans      $  12,234,895   $  11,319,244  $   9,696,669
   Interest on investment securities
      U. S. Government agencies          533,239         539,123        415,756
      State and political subdivisions   491,853         591,344        586,959
      Other securities                     5,770           5,745          5,752
      Interest on Federal funds sold     387,615         273,935        476,597
                                   -------------   -------------  -------------

          Total Interest Income       13,653,372      12,729,391     11,181,733

Interest Expense
   Interest-bearing checking deposits    709,162         629,243        559,325
   Savings deposits                      281,848         268,933        254,153
   Time deposits                       5,517,503       5,263,644      4,585,670
   Federal funds purchased and other
      borrowed money                           -               -          1,949
                                   -------------   -------------  -------------

          Total Interest Expense       6,508,513       6,161,820      5,401,097
                                   -------------   -------------  -------------

Net Interest Income                    7,144,859       6,567,571      5,780,636

Provision for Loan Losses                359,617         295,159        188,300
                                   -------------   -------------  -------------

Net Interest Income After Provision
   for Loan Losses                     6,785,242       6,272,412      5,592,336

Other Income
   Service charges on deposit accounts   411,430         352,356        341,723
   Other operating income                169,015         222,044        257,380
   Net investment securities gains
     (losses)                             (1,674)         (9,111)        (1,048)
   Gain on sale of other real estate       6,865               -          4,488
                                   -------------   -------------  -------------
        Total Other Income               585,636         565,289        602,543

Other Expenses
   Salaries                            1,890,099       1,776,867      1,532,820
   Employee benefits                     392,111         418,879        359,430
   Occupancy expense                     210,302         168,981        145,461
   Other operating expenses            1,107,225         962,731      1,009,690
                                   -------------   -------------  -------------

          Total Other Expenses         3,599,737       3,327,458      3,047,401
                                   -------------   -------------  -------------

Income Before Income Taxes             3,771,141       3,510,243      3,147,478
Provision for Income Taxes             1,192,433       1,063,785        938,279
                                   -------------   -------------  -------------

          Net Income               $   2,578,708   $   2,446,458  $   2,209,199
                                   =============   =============  =============

                                                                  Page 42 of 81
                                                                      Exhibit B
                                                                         Page 2


                                       1997             1996           1995
                                       ----             ----           ----

Earnings Per Share of
  Common Stock(1)                  $        0.88   $        0.85  $        0.77
                                   =============   =============  =============

Average Shares Outstanding(1)      2,925,206.402    2,889,868.24   2,857,935.82
                                   =============   =============  =============















































(1) Adjusted for a 2 for 1 stock split on October 2, 1997.

See independent auditor's report and accompanying notes to financial statements.

                                                                  Page 43 of 81
                                                                      Exhibit C


                           Benchmark Bankshares, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                     Years Ended December 31, 1997 and 1996

                                                                                     Unrealized
                                                Common                    Retained   SEC Gain
                                 Shares(1)       Stock      Surplus       Earnings   (Loss)(2)        Total

Balance January 1, 1996        2,867,089.358   $ 301,044   $3,007,305    $8,987,406  $204,815      $12,500,570

Net Income                                                                2,446,458                  2,446,458

Sale of Stock                     32,722.812       3,436      255,158                                  258,594
Redemption of Stock                  (20.466)         (2)        (164)                                    (166)

Semi-Annual Cash
   Dividend Declared
      June 20, $.10 per
         share(1)                                                         (288,435)                  (288,435)
      December 19, $.14 per
         share(1)                                                         (391,510)                  (391,510)

Unrealized Security Gains
   Net of Tax                                                                        (163,838)       (163,838)
                              -------------    --------   ----------    ----------   ---------    ------------
Balance December 31, 1996     2,899,791.704     304,478    3,262,299    10,753,919     40,977      14,361,673

Net Income                                                               2,578,708                  2,578,708

Sale of Stock                    43,039.390       5,124      405,450                                  410,574
Redemption of Stock                 (20.046)         (2)        (192)                                    (194)

Semi-Annual Cash
   Dividend Declared
      June 19, $.14 per
         share(1)                                                         (394,226)                  (394,226)
      December 18, $.15
         per share                                                        (440,824)                  (440,824)

Capitalization of retained
   earnings                                     308,390                   (308,390)

Adjustments
                                                                                (7)                       (7)

Unrealized Security Gains
   (Losses)                                                                           136,568        136,568
                              -------------   ---------   ----------   -----------   --------    -----------
Balance December 31, 1997     2,942,811.048   $ 617,990   $3,667,557   $12,189,180   $177,545    $16,652,272
                              =============   =========   ==========   ===========   ========    ===========






(1) Adjusted to reflect a 2 for 1 stock split on October 2, 1997.

(2) Net of tax effect.

See independent auditor's report and accompanying notes to financial statements.

                                                                  Page 44 of 81
                                                                      Exhibit D
                                                                         Page 1
                           Benchmark Bankshares, Inc.

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1997, 1996, and 1995

                                        1997           1996           1995
                                        ----           ----           ----

Cash Flows from Operating Activities
   Interest received                 $13,671,429    $12,742,917    $10,885,855
   Fees and commissions received         206,312        574,400        532,525
   Interest paid                      (6,492,143)    (6,120,697)    (5,227,558)
   Cash paid to suppliers and
      employees                       (3,366,903)    (3,402,857)    (3,053,968)
   Income taxes paid                  (1,177,997)    (1,226,078)      (901,935)
                                     ------------   ------------   ------------

          Net Cash Provided by
             Operating Activities      2,840,698      2,567,685      2,234,919

Cash Flows from Investing Activities
   Proceeds from sale of investment
      securities available-for-sale      822,196      1,870,287      2,187,700
   Proceeds from maturity of
      investments                      3,690,660        780,300        752,039
   Purchase of investment securities  (3,921,787)    (2,370,000)    (7,089,565)
   Loans originated                  (73,215,505)   (70,341,575)   (69,043,215)
   Principal collected on loans       66,312,331     53,721,326     56,032,148
   Purchase premises and equipment       (70,331)    (1,269,643)      (445,607)
   Proceeds from sale of loans                 -              -          2,246
                                     ------------   ------------   ------------

          Net Cash Used in Investing
             Activities               (6,382,436)   (17,609,305)   (17,604,254)

Cash Flows from Financing Activities
   Net increase in demand deposits
      and savings accounts             2,627,243      4,620,289      3,757,367
   Payments for maturing certificates
      of deposit                     (25,883,507)   (25,409,086)    (4,672,666)
   Proceeds from sales of certificates
      of deposit                      28,638,551     34,525,976     17,901,445
   Dividends paid                       (785,736)      (575,144)      (427,035)
   Sale of common stock                  410,380        258,428        189,743
   Proceeds (payments) from other
      borrowed money                           -       (155,000)       155,000
   Proceeds from sale of other assets          -              -         43,056
                                     ------------   ------------   ------------

          Net Cash Provided by
             Financing Activities      5,006,931     13,265,463     16,946,910
                                     ------------   ------------   ------------

Net Increase (Decrease) in Cash and
   Cash Equivalents                    1,465,193     (1,776,157)     1,577,575

Cash and Cash Equivalents -
   Beginning of Year                   8,482,901     10,259,058      8,681,483
                                     ------------   ------------   ------------

Cash and Cash Equivalents -
   End of Year                       $ 9,948,094    $ 8,482,901    $10,259,058
                                     ============   ============   ============

                                                                  Page 45 of 81
                                                                      Exhibit D
                                                                         Page 2


                                        1997          1996              1995
                                        ----          ----              ----

Reconciliation of Net Income to Net
  Cash Provided by Operating Activities
    Net income                       $ 2,578,708    $ 2,446,458    $ 2,209,199
      Adjustments to reconcile net
        income to net cash provided
        by operating activities
          Depreciation                   194,199        148,150        156,546
          Provision for probable
            credit losses                359,617        295,159        188,300
          Increase (Decrease) in
            taxes payable                 49,867        (97,302)        36,344
          (Increase) Decrease in
            refundable taxes              33,681        (33,681)             -
          (Increase) Decrease in
            interest receivable           18,057         13,526       (295,878)
          Increase in interest payable    16,370         41,123        173,539
          (Increase) in other real
            estate                      (314,360)      (218,874)             -
          (Increase) in other assets     (59,773)       (57,079)       (66,578)
          (Increase) in deferred taxes
             exclusive of unrealized
             security gains (losses)     (69,113)       (31,309)      (154,300)
          Increase (Decrease) in other
             liabilities                  38,636         52,403         (6,567)
          Loss on sale of securities       1,674          9,111          1,048
          Gain on sale of other real
            estate                        (6,865)             -         (4,488)
          Proceeds from sale of loans          -              -         (2,246)

          Net Cash Provided by
             Operating Activities    $ 2,840,698    $ 2,567,685    $ 2,234,919
                                     ============   ============   ============

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds sold are purchased and sold for one day periods.

During 1997, sales of securities available-for-sale grossed $96 in gains and $1,700 in losses.


















See independent auditor's report and accompanying notes to financial statements.

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1997, 1996, and 1995


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

         (b) Use of Estimates in Preparation of Financial Statements. The preparation of the accompanying combined financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

         (c) Cash and Cash Equivalents. The term cash as used in the Condensed Consolidated Statement of Cash Flows refers to all cash and cash equivalent investments. For purposes of the statement, Federal funds sold, which have a one day maturity, are classified as cash equivalents.

         (d) Investment Securities. Pursuant to guidelines established in FAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has elected to classify a majority of its current portfolio as securities available-for-sale. This category refers to investments that are not actively traded but are not anticipated by management to be held to maturity. Typically, these types of investments will be utilized by management to meet short-term asset/liability management needs.

                  For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains or losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The impact of this unrealized loss on securities positively impacted stockholders' equity in the amount of $177,545 as of December 31, 1997.

                  Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using methods that approximate the interest method.

          (e) Loans. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding (simple interest). Unearned interest on certain installment loans is recognized as income using the Rule of 78ths Method, which materially approximates the effective interest method.

                  In December, 1986, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. This statement requires loan origination and commitment fees and certain direct loan origination costs to be deferred and the net amount amortized as an adjustment of the related loan's yield. This standard has been adopted for all loan types with an original maturity greater than one year.

         (f) Allowance for Loan Losses. The allowance for loan losses is increased by provisions charged to expense and decreased by loan losses net of recoveries. The provision for loan losses is based on the Bank's loan loss experience and management's detailed review of the loan portfolio which considers economic conditions, prior loan loss experience, and other factors affecting the collectibility of loans. With the exception of loans secured by 1-4 family residential property, accrual of interest is discontinued on loans past due 90 days or more when collateral is inadequate to cover principal and interest or immediately if management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection is doubtful.

         (g) Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed generally by the straight-line method over the estimated useful lives of the assets. Additions to premises and equipment and major betterments and replacements are added to the accounts at cost. Maintenance, repairs, and minor replacements are expensed as incurred. Gains and losses on dispositions are reflected in current earnings.

         (h) Other Real Estate. As a normal course of business, the Bank periodically has to foreclose on property used as collateral on nonperforming loans. The assets are recorded at cost plus capital improvement cost.

         (i) Depreciation. For financial reporting, property and equipment are depreciated using the straight-line method; for income tax reporting, depreciation is computed using statutory accelerated methods. Leasehold improvements are amortized on the straight-line method over the estimated useful lives of the improvements. Income taxes in the accompanying financial statements reflect the depreciation method used for financial reporting and, accordingly, include a provision for the deferred income tax effect of depreciation which will be recognized in different periods for income tax reporting.

         (j) Earnings Per Share. Earnings per share of common stock are calculated on the basis of the weighted average number of shares outstanding during the period.

         (k) Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes also reflect the impact of the unrealized security losses which are reflected on the balance sheet only, pursuant to FAS 115 guidelines. The differences relate principally to the provision for loan losses, depreciation, and unrealized security losses.

                  The table below reflects the components of the Net Deferred Tax Asset account as of December 31, 1997:

Deferred tax assets resulting from loan loss
   reserves                                                      $    423,830
Deferred tax asset resulting from deferred
   compensation                                                        22,976
Deferred tax liabilities resulting from
   depreciation                                                       (88,942)
Deferred tax liability resulting from unrealized
   security gains                                                     (91,463)

               Net Deferred Tax Asset                            $    266,401
                                                                 =============


2.       Investment Securities

                  The  carrying   amount  and   approximate   market  values  of
investment securities are summarized below:

                                         Book  Unrealized  Unrealized   Market
                                         Value    Gains      Losses      Value
Available-for-Sale
 December 31, 1997
   U. S. Government agencies         $ 5,984,948  $ 32,646  $ 9,735  $6,007,859
   State and political subdivisions    7,939,452   246,386      290   8,185,548
   Other securities                      137,000         -        -     137,000
                                     -----------  --------  -------  ----------

                                     $14,061,400  $279,032  $10,025  $14,330,407
                                     ===========  ========  =======  ===========
 December 31, 1996
   U. S. Government agencies         $ 5,456,877  $ 15,154  $69,849  $ 5,402,182
   State and political subdivisions    9,830,196   134,307   17,526    9,946,977
   Other securities                      137,000         -        -      137,000
                                     -----------  --------  -------  -----------

                                     $15,424,073  $149,461  $87,375  $15,486,159
                                     ===========  ========  =======  ===========
Held to Maturity
 December 31, 1997
   U. S. Government agencies         $ 2,999,409  $  1,257  $ 1,806  $ 2,998,860
   State and political subdivisions      730,000     7,819        -      737,819
                                     -----------  --------  -------  -----------

                                     $ 3,729,409  $  9,076  $ 1,806  $ 3,736,679
                                     ===========  ========  =======  ===========

 December 31, 1996
   U. S. Government agencies         $ 2,237,188  $      -  $28,037  $ 2,209,151
   State and political subdivisions      730,000       515   14,230      716,285
                                     -----------  --------  -------  -----------

                                     $ 2,967,188  $    515  $42,267  $ 2,925,436
                                     ===========  ========  =======  ===========

                           The  maturities of investment  securities at December
                  31, 1997 were as follows:
                                                Book Value       Market Value

Available-for-Sale
   Due in one year or less                    $     790,000    $     792,651
   Due from one to five years                     4,455,494        4,551,509
   Due from five to ten years                     8,178,906        8,327,747
   After ten years                                  500,000          521,500
   Other securities                                 137,000          137,000

Held to Maturity
   Due from one to five years                     1,000,000        1,003,576
   Due from five to ten years                     2,729,409        2,733,103


                           Securities  having  a book  value of  $4,345,331  and
                  $4,497,322 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.

                           In the  event  of the  sale of  securities,  the cost
                  basis of the security, adjusted for the amortization of premium or discounts, will be used when calculating gains or losses.

                           Other securities  consist of required  investments in
                  Federal Reserve Bank stock and a regional bankers' bank stock. These investments are recorded at original cost.

3.       Loans

                  A summary of loans net of participation-out activity by type follows:

                                                   1997               1996
                                                   ----               ----

Demand                                        $    1,661,196     $    1,579,920
Time                                              33,079,548         32,270,342
Installment                                       24,044,425         22,053,893
Real estate                                       68,325,793         64,452,704
                                              --------------     --------------

                                              $  127,110,962     $  120,356,859
                                              ==============     ==============


4.       Allowance for Loan Losses

                  An analysis of the transactions in the allowance for loan losses follows:

                                                    1997              1996
                                                    ----              ----

Balance - Beginning of Year                   $    1,203,866    $    1,037,344
Provision charged to operating expense               359,617           295,159
Recoveries on loans                                  113,503            89,148
Loans charged off                                   (285,562)         (217,785)

Balance - End of Year                         $    1,391,424    $    1,203,866
                                              ===============   ===============

                  As of December 31, 1997, the Bank had $1,060,000 in loans that resulted from restructuring of nonperforming loans. As a result of the restructuring, the Bank has set aside $166,740 in its allowance for loan losses representing the economic loss to be realized over the life of the loans.

                  As an additional condition to the restructuring of one of the loans, the Bank transferred $400,000 of collateral to other real estate and plans to sell the property in the future. As of the statement date, the Bank had a total of $533,233 in foreclosed real estate.

                  As of December 31, 1997, the Bank had $627,976 classified as nonaccrual loans. A loan in this status ceases to accrue interest.

5.       Office Buildings, Equipment, and Leasehold Improvements

                  Major classifications of these assets are summarized as follows:

                               Estimated
                                Useful
                             Lives (Years)           1997             1996
                             -------------           ----             ----

Land                                            $     689,261    $     668,336
Buildings and improvements       6-40               2,351,090        2,339,092
Furniture and equipment          2-10               1,485,634        1,448,227
Leasehold improvements           5-6                  142,690          142,690
                                                --------------   -------------

                                                    4,668,675        4,598,345
Less:  Accumulated depreciation                    (1,670,809)      (1,476,611)
                                                --------------   --------------

                                                $   2,997,866    $   3,121,734
                                                ==============   ==============

                  The cost basis of fully depreciated assets totaled $870,663 at December 31, 1997.

6.       Other Real Estate

                  As of December 31, 1997, the Bank held other real estate in the amount of $533,233. The amount represents cost related to converting collateral on nonperforming loans from the customer to the Bank. All lots are being marketed or being prepared for marketing.

7.       Time Deposits

                  The maturities of time deposits are as follows:

                                                   $100,000 or       Less Than
                                                     Greater         $100,000

Due in six months                                 $  3,306,957     $26,576,192
Due from six months to one year                      1,526,669      16,700,538
Due from one year to three years                     6,244,049      30,797,678
Due from three years to five years                   1,292,417       9,844,240
Due from five to ten years                                   -           2,000
                                                  ------------     -----------

               Total                              $ 12,370,092     $83,920,648
                                                  ============     ===========

                  Interest expense on time deposits exceeding $100,000 was $727,224 in 1997.

8.       Federal Income Taxes

                  Federal income taxes payable, as of December 31, 1997 and 1996, were as follows:
                                          1997            1996
                                          ----            ----

Currently payable                     $    49,867     $         -
Deferred                                 (266,401)       (267,642)
                                      ------------    ------------

                                      $  (216,534)    $  (267,642)
                                      ============    ============

                  The components of applicable income taxes are as follows:

                                           1997            1996
                                           ----            ----

Current                                $  1,227,864    $  1,032,476
Deferred from income and
   expense items
                                            (35,431)         31,309
                                       -------------   ------------

               Total                   $  1,192,433    $  1,063,785
                                       =============   ============

                  Temporary   differences  in  the  recognition  of  income  and
         expenses for tax and financial reporting purposes resulted in the deferred income tax asset as follows:

                                                     1997            1996
                                                     ----            ----

Accelerated depreciation                         $    (56,927)   $    (18,052)
Excess of provision for loan losses
   over deduction for Federal income
   tax purposes                                       195,033          49,361
Deferred compensation                                  67,575               -
                                                 -------------   -------------

               Total Tax Impact of Temporary
                  Differences in Recognition of
                  Income and Expenses                 205,681          31,309

Tax impact of balance sheet recognition
   of unrealized security losses                     (206,922)         84,402
                                                 -------------   -------------

               Total Change to Deferred Tax
                  for the Year                   $     (1,241)   $    115,711
                                                 =============   =============

                  The reasons for the difference between income tax expense and the amount computed by applying the statutory Federal income tax rates are as follows:

                                                 1997             1996
                                                 ----             ----

Statutory rates                                   34%              34%

Income tax expense at statutory
   rates                                      $ 1,282,188     $ 1,193,483

Increase (Decrease) due to
   Tax exempt income                             (121,465)       (143,530)
   Other                                           31,710          13,832
                                              ------------    ------------

                                              $ 1,192,433     $ 1,063,785
                                              ============    ============

                  Federal income tax returns are subject to examination for all years which are not barred by the statute of limitations.

9.       Commitments and Contingent Liabilities

                  At December 31, 1997 and 1996, commitments under standby letters of credit aggregated $1,955,949 and $895,211, respectively. These commitments are an integral part of the banking business and the Bank does not anticipate any losses as a result of these commitments. These commitments are not reflected in the consolidated financial statements. (See Note 13).

                  During the year ended December 31, 1997, the Bank incurred operating lease expense amounting to $28,176.

                  Minimum   lease   payments   at   December   31,   1997  under
         noncancelable real property operating lease commitments for succeeding years are:

                         1998                     $ 20,500
                         1999                       15,000
                         2000                        7,500
                                                  --------

                        Total                     $ 43,000
                                                  ========


                  The Bank has options to renew the leased properties. The additional lease expense resulting from the future exercising of these options is not included in the 1997 totals listed herein.

                  The Bank has entered  into several  agreements  to service and
         maintain  equipment.   The  only  long-term  commitment  relates  to  a
         maintenance agreement on the elevator. The terms are as follows:

                         1998                    $   1,452
                         1999                        1,452
                         2000                        1,452
                         2001                        1,452
                         2002                        1,210
                                                 ---------

                        Total                    $   7,018
                                                 =========


                  The Bank has agreed to purchase new computer equipment, software, and proofing equipment. As of December 31, 1997, these commitments amounted to $231,348. Through these purchases, the Bank's EDP equipment will meet the year 2000 compliance requirements.

                  Operating expenses include amortization of improvements and occupancy rentals of $32,118 and $31,542 at December 31, 1997 and 1996, respectively.

10.      Retirement Plan

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

                  During 1997, Bank payments through matching and discretionary contributions totaled $96,170 while employees' salary reduction amounted to $76,083. The cost of administration for the 401(k) plan paid in 1997 amounted to $9,057.

11.      Incentive Compensation

                  The Bank offers its employees incentive compensation and/or bonus arrangements based on the Bank's annual financial performance and other criteria such as length of service and officer classification. Incentive compensation totaled $225,700 and $214,876 for the years ended December 31, 1997 and 1996, respectively.

12.      Related Parties

         Loans

                  Loans to Directors and Executive Officers of the Bank and loans to companies in which they have a significant interest are made on substantially the same terms as those prevailing at the time for other loan customers. The balances of such loans outstanding were $1,952,802 and $1,405,516 at December 31, 1997 and 1996, respectively.
         During the year of 1997, new loans to the group totaled $868,418, while repayments amounted to $321,132. Certain directors and executive officers have home equity loans. The net activity of these open-end credits have been reported herein.

                  As  of  December  31,  1997,  W.  J.  Callis,   Director,  had
         outstanding loans in excess of 5% of stockholders' equity. The beginning balance of loans was $671,072 with current year activity consisting of $339,000 in advances and $64,408 in repayments for an ending balance of $945,664.

         Deposits

                  As of December 31, 1997, the Bank held deposits of Directors, Executive Officers, and their related interest amounting to $1,657,053.

13.      Off-Balance-Sheet Instruments/Credit Concentrations

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

                  As noted in Note 9 on December 31, 1997, the Bank had outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

                  As of December 31, 1997, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, and an unfunded business loan. The total amount of these commitments amounted to $13,035,193.

                  For related information concerning contract commitments not reflected in the balance sheet refer to Note 9.

         Concentrations

                  The Bank has no concentrations of credit concerning an individual borrower or economic segment. The Bank confines its lending activities to within the state and more specifically its local geographic areas. The concentrations of credit by loan type are set forth in Note 3. Regulatory requirements limit the Bank's aggregate loans to any one borrower to a level of approximately $2,471,209.

                  The Bank has significant concentrations of deposits with other financial institutions consisting mainly of daily Federal fund sales, which totaled $5,353,000 as of December 31, 1997, and depository banking services with its primary correspondent bank. These deposits amounted to $2,745,730 at December 31, 1997. Of this deposit and Federal funds sold amount, $7,998,730 was in excess of FDIC insurance levels.

14.      Regulatory Matters

                  Pursuant to regulations of the Federal Reserve Board, the banking operation of the Company is required to maintain certain minimum levels of capital. The Bank maintained the following capital ratios as of December 31:

                                               1997      1996         Well
                                              Actual    Actual     Capitalized
                                               Rate      Rate      Target Rate

Total Capital to Risk Weighted Assets         14.36%    14.32%       10.00%
                                              ======    ======       ======

Tier I Capital to Risk Weighted Assets        13.17%    13.22%        6.00%
                                              ======    ======       ======

Tier I Capital to Total Average Assets         9.67%     9.65%        5.00%
                                              ======    ======       ======


                  These ratios exceed the minimum ratios required by regulatory authorities.

15.      Capital

                  During  1997,  net  purchase  of  Company  stock  through  the dividend reinvestment plan amounted to 35,655 shares. Also, 7,384 shares were purchased through the exercising of employee stock options. This translated to a $5,122 increase in common stock and a $405,258 increase in capital surplus.

                  On October 2, 1997, the Company declared a 2 for 1 stock split of its common stock with the par value of $.21 remaining the same per share. Accordingly, the Company has recorded the entry by capitalizing $308,471 in retained earnings to common stock.

                  The Company is authorized to issue 200,000 shares of preferred stock with a par value of $25.00. To date, no preferred stock has been issued by the Company. Currently, management has no plans to utilize this second class of stock.

16.      Stock Option Plan

                  On April 20, 1995, the stockholders retroactively approved two incentive stock option plans with an effective date of March 16, 1995. One plan consisting of option awards to purchase 60,000 shares of the Company's common stock was approved for the employees of the Company, while the second plan consisting of option awards to purchase 40,000 shares of the Company's common stock was approved for the "outside" Directors of the Company. All participants must have been employed for two calendar years. Pursuant to the plans, options were granted for the purchase of 42,500 shares for the employees and 27,000 shares for the directors as of the effective date. Since the initial offering date, additional options have been issued as new employees meet certain plan criteria. All of the options expire on March 16, 2005.

                  The table below details the status of the shares in the plan as of December 31, 1997 and 1996:

                                      1997

                             Prior Year     Current Year Activity
                            Outstanding
Incentive Stock(1) Original   Options    Options    Options   Options  Remaining
  Option Plan        Pool     Granted    Granted   Exercised  Canceled  in Pool

Employees           120,000    89,900     10,900     6,684      2,600   28,484
Directors            80,000    54,000          -         -          -   26,000

(1) Adjusted for a 2 for 1 stock split on October 2, 1997.


                                      1996

                             Prior Year     Current Year Activity
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

17.      Disclosures about Fair Value of Financial Instruments

                  During 1997, the Bank adopted FAS 107, Disclosures about Fair Value of Financial Instruments. The intent of FAS 107 is to depict the market's assessment of the present value of net future cash flows discounted to reflect current interest rates.

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

         Investment Securities

                  For marketable equity securities classified as available-for-sale and held to maturity, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         Loans Receivable

                  The fair value of the basic loan groups is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For open-end revolving loans, the carrying amount is a reasonable estimate of fair value.

         Deposit Liabilities

                  The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

         Other Borrowed Money

                  For short-term borrowings, the carrying amount is a reasonable estimate of fair value.

         Commitments to Extend Credit and Letters of Credit

                  The fair value of commitments and letters of credit is the amount of the unfunded commitment as a market rate will be set at the time of the funding of the commitment.

                  The estimated fair values of the Bank's financial instruments are as follows:

                                        1997                      1996
                                        ----                      ----

                              Carrying        Fair       Carrying       Fair
                               Amount         Value       Amount        Value
Financial Assets
   Cash and due from banks   $ 4,595,094  $ 4,595,094  $ 4,624,901  $ 4,624,901
   Federal funds sold          5,353,000    5,353,000    3,858,000    3,858,000
   Investments
      Available-for-sale      14,330,407   14,330,407   15,486,159   15,486,159
      Held to maturity         3,729,409    3,736,679    2,967,188    2,925,436
   Loans
      Demand loans             1,661,196    1,661,196    1,579,920    1,579,920
      Accrual loans           34,078,681   34,098,389   35,749,545   35,674,334
      Installment loans
        under $2,000             700,926      650,783      754,708      706,415
      Vehicle loans            8,268,218    8,120,372    7,755,436    7,487,141
      Dealer loans             2,903,531    2,697,848    3,047,212    2,860,326
      Other installment
        loans                 12,171,750   11,503,266    9,709,525    9,208,485
      Real estate loans       71,528,344   69,118,890   65,239,716   63,197,866
      Participation loans -
        out                   (4,201,684)  (4,201,684)  (3,479,203)  (3,479,203)

Financial Liabilities
  Deposits
    Demand (noninterest-
      bearing)                13,859,115   13,859,115   12,215,657   12,215,657
    Demand (interest-
      bearing)                22,271,554   22,271,524   21,501,251   21,501,251
    Savings                    8,320,696    8,320,696    8,107,214    8,107,214
      Certificates of
        deposit               96,290,740   96,760,695   93,535,696   93,703,010

Unrecognized Financial
  Instruments
   Unused loan commitments    13,035,193   13,035,193   14,420,566   14,420,566
   Unissued letters of credit  1,955,949    1,955,949      895,211      895,211

18.      Parent Company

     Financial statements for Benchmark Bankshares, Inc. (not consolidated) are herein presented. Since the parent company has not entered into any substantial transactions, only the parent company's statements are presented.

                                                                  Page 58 of 81
                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                                  Balance Sheet

                        December 31, 1997, 1996, and 1995

                                   A S S E T S

                                         1997            1996          1995
                                         ----            ----          ----

Cash                                  $ 1,566,556    $   237,707   $   152,953
Investment in subsidiary               15,526,540     14,515,476    12,418,510
Land                                            -              -       215,816
                                      -----------    -----------   -----------

          Total Assets                $17,093,096    $14,753,183   $12,787,279
                                      ===========    ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Dividends payable                  $   440,824    $   391,510   $   286,709

Stockholders' Equity(1)
 Common stock, par value $.21 per
   share, authorized 4,000,000
   shares; issued and outstanding
   2,942,811.048 12-31-97, issued
   and outstanding 2,899,791.704
   12-31-96, issued and outstanding
   2,867,089.36 shares 12-31-95           617,990        304,478       301,044
 Surplus                                3,667,557      3,262,299     3,007,305
 Retained earnings                     12,366,725     10,794,896     9,192,221
                                      -----------    -----------   -----------

         Total Stockholders' Equity    16,652,272     14,361,673    12,500,570
                                      -----------    -----------   -----------

         Total Liabilities and
            Stockholders' Equity      $17,093,096    $14,753,183   $12,787,279
                                      ===========    ===========   ===========

                               STATEMENT OF INCOME

                  Years Ended December 31, 1997, 1996, and 1995

                                          1997           1996          1995
                                          ----           ----          ----
Income
   Rental property                    $         -    $     7,200   $     7,200
   Dividends from subsidiary            1,500,000        200,000             -
                                      -----------    -----------   -----------

               Total Income             1,500,000        207,200         7,200

Expenses
   Professional fees                       15,623          9,900        10,300
   Supplies, printing, and postage          9,317          8,647         8,935
   Taxes - miscellaneous                      850          3,002         4,532
                                      -----------    -----------   -----------

               Total Expenses              25,790         21,549        23,767
                                      -----------    -----------   -----------

Income (Loss) Before Equity in
   Undistributed Income of
   Subsidiary                           1,474,210        185,651       (16,567)

Equity in Income of Subsidiary
   (includes tax benefit of parent
   company operating loss)              1,104,498      2,260,807     2,225,766
                                      -----------    -----------   -----------

               Net Income             $ 2,578,708    $ 2,446,458   $ 2,209,199
                                      ===========    ===========   ===========

(1) Adjusted for a 2 for 1 stock split on October 2, 1997.

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                  Statement of Changes in Stockholders' Equity

                  Years Ended December 31, 1997, 1996, and 1995

                                                                    Unrealized
                                 Common                  Retained    SEC Gain
                                 Stock      Surplus      Earnings    (Loss) *      Total

Balance January 1, 1996         $301,044  $ 3,007,305  $ 8,987,406  $ 204,815   $12,500,570

Net Income                                               2,446,458                2,446,458

Sale of Stock                      3,436      255,158                               258,594
Redemption of Stock                   (2)        (164)                                 (166)

Semi-Annual Cash
   Dividend Declared
      June 20, $.10 per share(1)                          (288,435)
      December 19, $.14 per
         share(1)                                         (391,510)                (679,945)

Unrealized Security Gains
   Net of Tax                                                        (163,838)     (163,838)
                                --------  -----------  ------------ ----------  ------------
Balance December 31, 1996        304,478    3,262,299   10,753,919     40,977    14,361,673

Net Income                                               2,578,708                2,578,708

Sale of Stock                      5,124      405,450                               410,574
Redemption of Stock                   (2)        (192)                                 (194)

Semi-Annual Cash
   Dividend Declared
      June 19, $.14 per share(1)                          (394,226)                (394,226)
      December 18, $.15
         per share                                        (440,824)                (440,824)

Capitalization of retained
   earnings                      308,390                  (308,390)
Adjustments                                                     (7)                      (7)
Unrealized Security Gains
   (Losses)                                                           136,568       136,568
                                --------  -----------  ------------  --------   -----------
Balance December 31, 1997       $617,990  $ 3,667,557  $12,189,180   $177,545   $16,652,272
                                ========  ===========  ============  ========   ===========




* Net of tax effect.

(1) Adjusted for a 2 for 1 stock split on October 2, 1997.

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                             Statement of Cash Flows

                  Years Ended December 31, 1997, 1996, and 1995


                                           1997          1996          1995
                                           ----          ----          ----
Cash Flows from Operating Activities
 Net income                             $2,578,708    $2,446,458    $2,209,199
 Less proceeds from sale of real estate          -      (215,819)            -
                                        -----------   -----------   -----------
          Net Cash Provided by
             Operating Activities        2,578,708     2,230,639     2,209,199

Cash Flows from Investing Activities
 Undistributed earnings of subsidiary     (874,503)   (2,044,988)   (1,925,766)
 Sale of real estate                             -       215,819             -
                                        -----------   -----------   -----------

         Net Cash Used by Investing
             Activities                   (874,503)   (1,829,169)   (1,925,766)

Cash Flows from Financing Activities
 Sale of stock                             410,574       258,594       189,743
 Redemption of stock                          (194)         (166)         (108)
 Dividends paid                           (785,736)     (575,144)     (427,035)
                                        -----------   -----------   -----------

          Net Cash Used by Financing
             Activities                   (375,356)     (316,716)     (237,400)
                                        -----------   -----------   -----------

Net Increase (Decrease) in Cash         $1,328,849    $   84,754    $   46,033
                                        ===========   ===========   ===========

ITEM 9    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The Directors of the Company, their ages and principal occupations, are set forth in the table below as of December 31, 1997:

                               Principal Occupation for Last Five Years                    Director of the Company
      Name (Age)               Position Held with Company and Subsidiary                     or Subsidiary Since

H. Clarence Love               Retired President, Commonwealth Tobacco                              1971
   (72)                        Co., Inc.
                               Chairman of Board, Company and Subsidiary

R. Michael Berryman            Pharmacist                                                           1978
   (57)                        Principal, Smith's Pharmacy, Inc.
                               Pharmacy Associates, Inc.
                               Pharmacists Shared Services, Inc.
                               Vice Chairman, Company and Subsidiary

Ben L. Watson, III             President and CEO,                                                   1976
   (54)                        Company and Subsidiary

C. Edward Hall                 Pharmacist                                                           1971
   (57)                        Partner, Victoria Drug Company

Lewis W. Bridgforth            Physician                                                            1971
   (58)

William J. Callis              Building Contractor                                                  1989
   (56)                        Vice President, Kenbridge Construction Co., Inc.

Earl C. Currin, Jr.            Provost,                                                             1986
   (54)                        Southside Virginia Community College

J. Ryland Hamlett              Retired Personnel Manager,                                           1986
   (55)                        Southside Electric Cooperative

Larry L. Overton               Retired Vice President,                                              1971
  (68)                         Virginia Marble Manufacturers, Inc.
                               Secretary, Company and Subsidiary

Wayne J. Parrish               Principal, Parrish Trucking Co., Inc.                                1979
   (59)

Executive Officers of the Company

The executive officers of the Bank and their positions are set forth below:

      Name (Age)                          Position Held with Subsidiary                        Officer Since

Ben L. Watson, III  (A)       Director, President and CEO                                          1971
   (54)

Michael O. Walker (B)         Senior Vice President for Branch Administration and                  1975
   (47)                       Marketing and Recording Secretary

Janice C. Whitlow  (C)        Senior Vice President, Cashier, and Compliance                       1976
   (51)                       Officer

(A) Mr. Watson serves in a dual capacity of President and CEO for both the Company and the subsidiary.

(B) Mr. Walker also serves as Recording Secretary of the Company.

(C) Mrs. Whitlow also serves as Treasurer of the Company.

     Mr. Watson and Mrs. Whitlow have served the Bank since it commenced business in 1971. Mr. Watson started with the Bank as Operations Officer, was appointed Cashier in 1973, appointed Executive Vice President in 1975, and appointed to his current position in March of 1990. Mrs. Whitlow was appointed Operations Officer and Cashier in 1978, Assistant Vice President and Cashier in 1980, Vice President, Cashier, and Compliance Officer in 1988, and to her current position of Senior Vice President, Cashier, Assistant Secretary, and Compliance Officer in 1993.

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

ITEM 11    EXECUTIVE COMPENSATION

A.       Summary of Cash and Certain Other Compensation to Executive Officer

                                      Annual Compensation              Long-Term Compensation
                                                                      Number of
                                                                      Securities
Name and Principal                      Incentive            (1) (2)  Underlying
    Position         Year     Salary      Bonus    Deferred   Other     Option      All Other
    --------         ----     ------      -----    --------   -----     ------      ---------

Ben L. Watson, III   1997   $  85,000    $45,239   $10,000   $5,900      None         None
President & CEO      1996      80,000     58,657     None     5,400      None         None
                     1995      75,000     52,896     None     5,700     8,000 (3)     None

         (1) The value of perquisites and other personal benefits did not exceed the lessor of $50,000 or ten percent of total annual salary and incentive bonus.

         (2) Other Annual Compensation represents Director's fees paid for services performed as a director of the Bank.

         (3) Represents incentive stock option granted on March 16, 1995, pursuant to the Company's Incentive Stock Option Plan as adjusted for the 2 for 1 stock split of October 2, 1997.

B.       Compensation to Directors

                  No fees are paid to Directors for service on the Board of the Company. During 1997, a fee of $2,400 per Director was paid, based on the performance of the Company, plus $250 for each Board meeting attended and $175 for each committee meeting attended during the year.

C.       Employment Agreements

                  The Company, or its subsidiary, has no employment agreements with any of its employees.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's common stock as of March 16, 1998:


                                                                                          Shares
                                                                                       Beneficially
                                                                                          Owned
                                                                                       % of Shares
                                                            Director/Officer of        Beneficially
       Name and Age              Principal Occupation       Company/Subsidiary            Owned

H. Clarence Love            Retired President,                        1971             80,200.000(1)
   (72)                     Commonwealth Tobacco                                          2.71%
                            Co., Inc.

R. Michael Berryman         Pharmacist                                1978             86,988.347(2)
   (57)                                                                                   2.93%

Ben L. Watson, III          President                                 1971             14,456.968(3)
   (54)                     Company and subsidiary                                          .49%

C. Edward Hall              Pharmacist                                1971             30,163.406(10)
   (57)                                                                                   1.02%

Lewis W. Bridgforth         Physician                                 1971             34,546.607(4)
   (58)                                                                                   1.17%

William J. Callis           Building Contractor                       1989             24,728.315(5)
   (56)                                                                                     .83%

Earl C. Currin, Jr.         Provost                                   1986             13,178.000
   (53)                                                                                     .44%

J. Ryland Hamlett           Retired Personnel Director                1986             10,631.339
   (55)                                                                                     .36%

Larry L. Overton            Retired Sales Manager                     1971             41,126.000(6)
   (68)                                                                                   1.39%

Wayne J. Parrish            Principal, Parrish                        1979             25,234.778(7)
   (59)                     Trucking Co., Inc. and                                          .85%
                            Kenbridge Oil Co., Inc.

Michael O. Walker           Senior Vice President for                 1975             40,488.000(8)
   (47)                     Branch Administration and                                     1.37%
                            Marketing and Recording
                            Secretary, Benchmark
                            Community Bank

Janice C. Whitlow           Senior Vice President,                    1976              5,164.198(9)
   (51)                     Cashier, and Compliance                                        .17%
                            Officer, Benchmark Community
                            Bank
                                                                                          Shares
                                                                                       Beneficially
                                                                                           Owned
                                                                                        % of Shares
                                                                                       Beneficially
                                                                                           Owned

Number and Percentage of Company Common Stock Held
Beneficially as of March 16, 1998 by Directors and Executive                           406,903.760
Officers of the Company (12 persons).                                                      13.73%

(1) Includes 62,400 shares held jointly with Mr. Love's wife and 4,100 shares owned solely by her.

(2) Includes 45,561.562 shares held jointly with Mr. Berryman's wife and 5,546.017 shares held as custodian for one of his children.

(3)  Includes 442.968 shares owned solely by Mr. Watson's wife.

(4)  Includes 19,690.834 shares owned solely by Dr. Bridgforth's wife.

(5)  Includes 14,096.976 shares held jointly with Mr. Callis's wife.

(6) Includes 26,906 shares held jointly with Mr. Overton's wife and 2,692 shares owned solely by her.

(7) Includes 5,445.683 shares held jointly with Mr. Parrish's wife and 5,736.718 shares owned solely by her.

(8)  Includes 24,280.000 shares owned jointly with Mr. Walker's wife.

(9)  Includes  1,579.884 shares owned jointly with Mrs.  Whitlow's  husband and
     87.764 shares owned solely by him.

(10) Includes 260 shares owned solely by Mr. Hall's wife.

The share ownership listed above reflects the shares necessary to meet the ownership requirements for bank directors pursuant to the Virginia Banking Act.

No person owned of record or was known to own beneficially more than 5.0% of the outstanding common stock of the Company as of December 31, 1997. The following table details information concerning a stock certificate holder that is in the business of marketing investments.

Actual ownership of shares or partial shares by investors through this company is not known by management. The following table provides certificate holder information:

                                      No. of Shares                Percentage
           Name                      in Certificates             of Shares Held

CEDE & Company                           556,993                     18.93%
Box 20
Bowling Green Station
New York, New York  10081

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to Related Parties

         During the past year, Directors and Executive Officers of the Company, their affiliates and members of their immediate families were customers of, and had borrowing transactions with, the Company's banking subsidiary in the normal course of business. All outstanding loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectivity or present other unfavorable features.

         Balances, as of December 31, of the year are summarized below:

                                             1997         1996         1995
                                             ----         ----         ----

Executive Officers and their families     $  190,515   $  135,683   $  181,208
Directors and their families (1)             557,423      445,644      397,887
Corporations in which Directors and
   Officers had an interest                1,204,864      827,189      805,415
                                          ----------   ----------   ----------

               Total                      $1,952,802   $1,408,516   $1,384,510
                                          ==========   ==========   ==========


(1) Loans to Mr. Watson that are reported as loans to Executive Officers are not included in loans to Directors.

Refer to Item 14(a) - Financial Statement Schedules

     At year end 1997, Directors and Executive Officers had been granted lines of credit in the amount of $1,636,500. As of December 31, 1997, $698,696 of these lines was unexercised and available.

Stock Sales to Related Parties

         Other than the dividend reinvestment plan in which nine Directors and all Executive Officers participated in the purchasing of Company stock, 2,650 additional shares were purchased during 1997 at an average price of $7.42 per share.

PART IV

ITEM 14 (a) (1) and (2)    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON
                           FORM 8-K

         The following consolidated financial statements of Benchmark Bankshares, Inc. and its subsidiary, Benchmark Community Bank, included in the annual report of the registrant to its stockholders for the year ended December 31, 1997 are included in Item 8:

         Consolidated  Statements of Financial Condition - December 31, 1997 and
            1996
         Consolidated Statements of Income - Years Ended December 31, 1997,
            1996, and 1995
         Consolidated Statements of Stockholders' Equity - Years Ended
            December 31, 1997 and 1996
         Consolidated  Statements of Cash Flows - Years Ended December 31, 1997,
            1996, and 1995
         Notes to Consolidated Financial Statements - December 31, 1997

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

ITEM 14 (a) (3)    LISTING OF EXHIBITS INCLUDED IN 14 (c)

                                                       Page Number of
                                                 Incorporation by Reference to

( 1)  Articles of Incorporation            Page 57 - Item 14(c) - Exhibit 1 of
                                           Form 10K, December 31, 1989

( 2)  (a)  Amendments to Articles of       Page 76 - Item 14(c) - Exhibit 2 of
             Incorporation                 Form 10K, December 31, 1989

      (b)  Amendments to Articles of       Page 58 - Item 14(c) - Exhibit 2(b)
             Incorporation                 of Form 10K, December 31, 1990

      (c)  Amendment to Articles of        Page 68 - Item 14(c) - Exhibit 2(c)
             Incorporation                 of Form 10K, December 31, 1992

( 3)  Bylaws of Incorporation              Page 83 - Item 14(c) - Exhibit 3 of
                                           Form 10K, December 31, 1989

( 4)  Amendments to Bylaws                 Page 106 - Item 14(c) - Exhibit 4 of
                                           Form 10K, December 31, 1989

( 5)  Indemnity Agreement                  Page II-11-26 in Exhibit 10.1 of
                                           Form S-1 filed September 1, 1989

( 6)  List of Subsidiaries

( 7)  Bonus Plans of Bank Officers         Page 60 - Item 14(c) - Exhibit 7(a)
                                           -7(b) of Form 10K, December 31, 1990

( 8)  Directors Performance                Page 72 - Item 14(c) - Exhibit 8 of
         Compensation Schedule             Form 10K, December 31, 1992

( 9)  Resolution to Amend the Articles     Page 71 - Item 14(c) - Exhibit 9(a)
         of Incorporation to increase      of Form 10K, December 31, 1993
         the number of authorized
         shares from 2,000,000 to
         4,000,000 concurrent with the
         Directors election to have a
         2 for 1 stock split

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 1998.

                           Benchmark Bankshares, Inc.
                 (formerly Lunenburg Community Bankshares, Inc.)
                                  (Registrant)




By       Ben L. Watson, III                      By         Janice C. Whitlow,
               President                                  Cashier and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities have signed this report on March 16, 1998.


Ben L. Watson, III, President  03-16-98     C. Edward Hall, Director    03-16-98




J. Ryland Hamlett, Director    03-16-98     Wayne J. Parrish, Director  03-16-98




Lewis W. Bridgforth, Director  03-16-98     H. Clarence Love, Chairman  03-16-98




Larry L. Overton, Secretary    03-16-98

ITEM 14(c)    EXHIBIT 6

     The only subsidiary of the Registrant is Benchmark Community Bank, a Virginia banking corporation, located in Kenbridge, Lunenburg County, Virginia. It is owned 100% by Registrant.

ITEM 14(d)    SCHEDULE II - INDEBTEDNESS TO RELATED PARTIES

                          Year Ended December 31, 1997

                                   Balance                             Balance
                                 At Beginning                         at End of
   Name of Person                 of Period    Additions  Deductions   Period

Executive Officers,
   Directors, and Their
   Related Interest              $1,408,516    $865,418   $321,132   $1,952,802

W. J. Callis, Director(1)(2)(3)     671,072     339,000     64,408      945,664



                          Year Ended December 31, 1996

Executive Officers,
   Directors, and Their
   Related Interest              $1,384,510    $368,111   $344,105   $1,408,516

W. J. Callis, Director(1)(2)(3)     722,426      55,000    106,354      671,072



                          Year Ended December 31, 1995

Executive Officers,
   Directors, and Their
   Related Interest              $1,073,822    $684,931   $374,243   $1,384,510

W. J. Callis, Director(1)(2)(3)     404,944     380,000     62,518      722,426













(1) Loans to related parties that exceed 5% of the capital of the Company.

(2) Loans to business interest.

(3) Loans are included in the totals presented for the Executive Officers, Directors, and their interest.

ITEM 14(d)    SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
Page 1

                           Benchmark Bankshares, Inc.

                          Year Ended December 31, 1997


       Col. A               Col. B     Col. C      Col. D   Col. E     Col. F
                                                             Other
                          Balance at                        Changes    Balance
                          Beginning   Additions               Add     at End of
   Classification         of Period    at Cost   Retirement (Deduct)   Period

Land                     $  668,336  $   20,925  $      -   $      -  $  689,261

Buildings and
  improvements            2,339,092      11,998         -          -   2,351,090
Leasehold improvements      142,690           -         -          -     142,690
                         ----------  ----------  ---------  ---------  ---------

                          2,481,782      11,998         -          -   2,493,780

Equipment, furniture,
   and fixtures           1,448,227      37,407         -          -   1,485,634
                         ----------  ----------  ---------  --------- ----------

          Total          $4,598,345  $   70,330  $      -   $      -  $4,668,675
                         ==========  ==========  =========  ========= ==========



                          Year Ended December 31, 1996


Land                     $  668,336  $        -  $      -   $      -  $  668,336

Buildings and
  improvements            1,244,592     939,552         -    154,948   2,339,092
Leasehold improvements      151,444           -         -   (  8,754)    142,690
                         ----------  ----------  ---------  --------- ----------

                          1,396,036     939,552         -    146,194   2,481,782

Equipment, furniture,
   and fixtures           1,165,402     330,091   (56,020)     8,754   1,448,227

Construction in progress    154,948           -         -   (154,948)          -
                         ----------  ----------  ---------  --------- ----------

          Total          $3,384,722  $1,269,643  $(56,020)  $      -  $4,598,345
                         ==========  ==========  =========  ========= ==========

ITEM 14(d)    SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
Page 2


Land                     $  508,489  $159,847   $      -   $       -  $  668,336

Buildings and
   improvements           1,240,541     4,051          -           -   1,244,592
Leasehold improvements      103,271    48,173          -           -     151,444
                         ----------  --------   ---------  ---------  ----------

                          1,343,812    52,224          -           -   1,396,036

Equipment, furniture,
   and fixtures           1,340,581    78,588   (253,767)          -   1,165,402

Construction in progress          -   154,948          -           -     154,948
                         ----------  --------  ----------  ---------  ----------

          Total          $3,192,882  $445,607  $(253,767)  $       -  $3,384,722
                         ==========  ========  ==========  =========  ==========

ITEM 14(d) SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT

                           Benchmark Bankshares, Inc.

                          Year Ended December 31, 1997

                                      Additions              Other
                           Balance at Charged to            Changes   Balance at
                           Beginning  Cost and                Add      End of
      Description          of Period  Expenses  Retirements (Deduct)   Period

Building and improvements $  488,564  $ 92,744  $       -   $     -   $  581,308
Leasehold improvements       107,715     3,942          -         -      111,657
                          ----------  --------  ----------  -------   ----------

          Total              596,279    96,686          -         -      692,965

Equipment, furniture,
   and fixtures              880,332    97,512          -         -      977,844
                          ----------  --------  ----------  -------   ----------

          Total           $1,476,611  $194,198  $       -   $     -   $1,670,809
                          ==========  ========  ==========  =======   ==========



                          Year Ended December 31, 1996

Building and improvements $  430,662  $ 57,902  $       -   $     -   $  488,564
Leasehold improvements       103,773     3,942          -         -      107,715
                          ----------  --------  ----------  -------   ----------

                             534,435    61,844          -         -      596,279

Equipment, furniture,
   and fixtures              850,046    86,306    (56,020)        -      880,332
                          ----------  --------  ----------  -------   ----------

          Total           $1,384,481  $148,150  $ (56,020)  $     -   $1,476,611
                          ==========  ========  ==========  =======   ==========



                          Year Ended December 31, 1995

Building and improvements $  382,606  $ 48,056  $       -   $     -   $  430,662
Leasehold improvements        93,794     9,979          -         -      103,773
                          ----------  --------  ----------  -------   ----------

          Total              476,400    58,035          -         -      534,435

Equipment, furniture,
   and fixtures            1,005,302    98,511   (253,767)        -      850,046
                          ----------  --------  ----------  -------   ----------

                           1,005,302    98,511   (253,767)        -      850,046
                          ----------  --------  ----------  -------   ----------

          Total           $1,481,702  $156,546  $(253,767)  $     -   $1,384,481
                          ==========  ========  ==========  =======   ==========

ITEM 14(d)(1) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                    Balance Sheet, December 31, 1997 and 1996


                                     Assets

                                                  1997               1996
                                                  ----               ----

Cash                                         $    1,566,556    $       237,707
Investment in subsidiary                         15,526,540         14,515,476
                                             --------------    ---------------

               Total Assets                  $   17,093,096    $    14,753,183
                                             ==============    ===============


                      Liabilities and Stockholders' Equity

Liabilities
   Dividends payable                         $      440,824    $       391,510
                                             --------------    ---------------

               Total Liabilities                    440,824            391,510

Stockholders' Equity
   Common stock, par value $.21 per share,
     authorized 4,000,000 shares;  issued
     and outstanding  2,942,811.048
     shares 12-31-97 and issued and
     outstanding 2,899,791.704(1) shares
     12-31-96                                       617,990            304,478
   Surplus                                        3,667,557          3,262,299
   Retained earnings                             12,366,725         10,794,896
                                             --------------    ---------------

               Total Stockholders' Equity        16,652,272         14,361,673
                                             --------------    ---------------

               Total Liabilities and
                  Stockholders' Equity       $   17,093,096    $    14,753,183
                                             ==============    ===============















(1) Adjusted for a 2 for 1 stock split on October 2, 1997.

ITEM 14(d)(2) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENT PURSUANT TO SEC REGULATIONS
Page 1

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                               Statement of Income

                  Years Ended December 31, 1997, 1996, and 1995


                                          1997           1996          1995
                                          ----           ----          ----

Income
   Rental income                       $        -     $    7,200    $    7,200
   Dividend from subsidiary             1,500,000        200,000             -
                                       ----------     ----------    -----------

               Total Income             1,500,000        207,200         7,200

Expenses
   Professional fees                       15,623          9,900        10,300
   Supplies                                 9,317          8,647         8,935
   Taxes - miscellaneous                      850          3,002         4,532
                                       ----------     ----------    -----------

               Total Expenses              25,790         21,549        23,767
                                       ----------     ----------    -----------

Income (Loss) Before Equity in
   Undistributed Income of Subsidiary   1,474,210        185,651       (16,567)

Equity in Undistributed Income of
   Subsidiary                           1,104,498      2,260,807     2,225,766
                                       ----------     ----------    ----------

               Net Income              $2,578,708     $2,446,458    $2,209,199
                                       ==========     ==========    ==========

ITEM 14(d)(2) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS
Page 2

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                  Statement of Changes in Stockholders' Equity

                  Years Ended December 31, 1997, 1996, and 1995

                                                                    Unrealized
                                                                     Security
                              Common                    Retained      Gains
                              Stock        Surplus      Earnings     (Losses) *

Balance January 1, 1995      $298,248    $2,820,466    $7,278,916   $(536,352)

Sale of stock                   2,798       186,945             -           -
Redemption of stock                (2)         (106)            -           -
Net income                          -             -     2,209,199           -
Cash dividend                       -             -      (500,709)          -
Unrealized security gains
  (losses)                          -             -             -     741,167
                             --------    ----------    -----------  ----------

Balance December 31, 1995     301,044     3,007,305     8,987,406     204,815

Sale of stock                   3,436       255,158             -           -
Redemption of stock                (2)         (164)            -           -
Net income                          -             -     2,446,458           -
Cash dividend                       -             -      (679,945)          -
Unrealized security gains
  (losses)                          -             -             -    (163,838)
                             --------    ----------    -----------  ----------

Balance December 31, 1996     304,478     3,262,299    10,753,919      40,977

Sale of stock                   5,124       405,450             -           -
Redemption of stock                (2)         (192)            -           -
Net income                          -             -     2,578,708           -
Cash dividend                       -             -      (835,050)          -
Capitalization of retained
  earnings                    308,390             -      (308,390)          -
Unrealized security gains
  (losses)                          -             -             -     136,568
Adjustments                         -             -            (7)          -
                             --------    ----------    -----------   --------

Balance December 31, 1997    $617,990    $3,667,557    $12,189,180   $177,545
                             ========    ==========    ===========   ========












* Net of tax effect.

ITEM 14(d)(3) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                             Statement of Cash Flows

                  Years Ended December 31, 1997, 1996, and 1995


                                             1997         1996         1995
                                             ----         ----         ----

Cash Flows from Operating Activities
 Net income                               $2,578,708   $2,446,458   $2,209,199
 Less:  Sale of real estate to subsidiary          -     (215,819)           -
                                          ----------   -----------  ----------

          Net Cash Provided by Operating
             Activities                    2,578,708    2,230,639    2,209,199

Cash Flows from Investing Activities
   Undistributed earnings of subsidiary     (874,503)  (2,044,988)  (1,925,766)
   Sale of real estate to subsidiary               -      215,819            -
                                          -----------  -----------  ----------

          Net Cash (Used) by Investing
             Activities                     (874,503)  (1,829,169)  (1,925,766)

Cash Flows from Financing Activities
   Sale of common stock                      410,574      258,594      189,743
   Redemption of stock                          (194)        (166)        (108)
   Dividends paid                           (785,736)    (575,144)    (427,035)
                                          -----------  -----------  -----------

          Net Cash (Used) in Financing
             Activities                     (375,356)    (316,716)    (237,400)
                                          -----------  -----------  -----------

Net Increase (Decrease) in Cash            1,328,849       84,754       46,033

Cash - Beginning of Year                     237,707      152,953      106,920
                                          -----------  -----------  -----------

Cash - End of Year                        $1,566,556   $  237,707   $  152,953
                                          ===========  ===========  ===========

ITEM 14(d)(4) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

Investment Securities - Realized Gains and Losses

                                                      Realized        Realized
                                                        Gains          Losses

For the Year Ended December 31, 1997
   U. S. Government Agencies                           $    -         $ 1,295
   States and Political Subdivisions                        -             379
                                                       ------         -------

               Total                                   $    -         $ 1,674
                                                       ======         =======

For the Year Ended December 31, 1996
   U. S. Government Agencies                           $1,679         $10,812
   States and Political Subdivisions                       22               -
                                                       ------         -------

               Total                                   $1,701         $10,812
                                                       ======         =======

ITEM 14(d)(5) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

Capital Ratios for the Bank Subsidiary

                                                                    Bank
                                                                   Ratios

Total Capital to Risk Weighted Assets                              14.36%

Tier I Capital to Risk Based Assets                                13.17%

Tier I Capital to Total Book Assets                                 9.67%