Form 10QSB
period 1998-03-31
BENCHMARK BANKSHARES INC
filed 1998-05-13
CIK 804563

                                   Form 10-QSB

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the 3-month period ended March 31, 1998.

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

                                  2,942,811.048

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                           Part I - Table of Contents

                                 March 31, 1998


Part I            Financial Information

   Item 1            Consolidated Balance Sheet

                     Consolidated Statement of Income and Comprehensive Income

                     Condensed Consolidated Statement of Cash Flows

                     Notes to Consolidated Financial Statements

   Item 2            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                 (Unaudited)        (Audited)
                                                  March 31,        December 31,
                                                    1998              1997
                                                    ----              ----

Assets
   Cash and due from banks                      $  4,712,051       $  4,595,094
   Securities
      Federal Agency obligations                   9,944,985          9,007,268
      State and municipal obligations              9,203,663          8,915,548
      Other securities                               137,000            137,000
      Federal funds sold                          10,712,000          5,353,000

   Loans                                         128,353,265        127,110,962
      Less
         Unearned interest income                   (287,305)          (297,097)
         Allowance for loan losses                (1,448,651)        (1,391,424)
                                                -------------      -------------

               Net Loans                         126,617,309        125,422,441

   Premises and equipment - net                    3,064,505          2,997,866
   Accrued interest receivable                     1,383,100          1,236,384
   Deferred income taxes                             301,051            266,401
   Other real estate                                 531,234            533,234
   Other assets                                      299,242            270,659
                                                -------------      -------------

               Total Assets                     $166,906,140       $158,734,895
                                                =============      =============

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                (Unaudited)         (Audited)
                                                 March 31,         December 31,
                                                   1998               1997
                                                   ----               ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)            $  14,779,131       $  13,859,115
      NOW accounts                               17,466,231          15,707,189
      Money market accounts                       6,593,529           6,564,365
      Savings                                     9,524,936           8,320,696
      Time, $100,000 and over                    13,096,432          12,370,092
      Other time                                 86,607,464          83,920,648
                                               -------------       -------------

               Total Deposits                   148,067,723         140,742,105

   Accrued interest payable                         715,965             708,315
   Accrued income tax payable                       323,427              49,867
   Dividends payable                                      -             440,824
   Other liabilities                                218,545             141,512
                                               -------------       -------------

               Total Liabilities                149,325,660         142,082,623

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares;  issued
      and outstanding 03-31-98 2,969,501.675,
      issued and outstanding 12-31-97
      2,942,811.048 shares                          623,595             617,990
   Capital surplus                                3,966,181           3,667,557
   Retained earnings                             12,842,409          12,189,180
   Accumulated other comprehensive income           148,295             177,545
                                               -------------       -------------

               Total Stockholders' Equity        17,580,480          16,652,272
                                               -------------       -------------

               Total Liabilities and
                  Stockholders' Equity         $166,906,140        $158,734,895
                                               =============       =============

Note:  The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.










See notes to consolidated financial statements.

                                                                   Page 5 of 13
                                   Form 10-QSB

                              Benchmark Bankshares, Inc.

              Consolidated Statement of Income and Comprehensive Income

                                   (Unaudited)
                                                   Three Months Ended March 31,
                                                      1998           1997
                                                      ----           ----
Interest Income
   Interest and fees on loans                        $3,088,246    $2,978,038
   Interest on U. S. Government obligations             164,299       131,379
   Interest on State and municipal obligations          117,161       135,284
   Interest on Federal funds sold                        84,326        59,069
                                                     -----------   -----------
               Total Interest Income                  3,454,032     3,303,770

Interest Expense
   Interest on deposits                               1,647,614     1,578,970
                                                     -----------   -----------

Net Interest Income                                   1,806,418     1,724,800
Provision for Loan Losses                                77,458        58,806
                                                     -----------   -----------

               Net Interest Income after Provision    1,728,960     1,665,994

Noninterest Income
   Service charges, commissions, and fees
      on deposits                                       100,683        94,722
   Other operating income                                36,772        48,821
   (Losses) on sale of securities                          (214)         (572)
                                                     -----------   -----------

               Total Noninterest Income                 137,241       142,971

Noninterest Expense
   Salaries and wages                                   503,646       468,093
   Employee benefits                                    121,982       108,564
   Occupancy expenses                                    49,297        54,449
   Furniture and equipment expense                       31,207        35,321
   Other operating expenses                             202,121       205,264
                                                     -----------   -----------

               Total Noninterest Expense                908,253       871,691
                                                     -----------   -----------

Net Income before Taxes                                 957,948       937,274
Income Taxes                                            303,845       287,307
                                                     -----------   -----------

Net Income                                              654,103       649,967

Other Comprehensive Income, Net of Tax
   Unrealized holding gains arising during period       148,295       (39,340)
                                                     -----------   -----------

Comprehensive Income                                 $  802,398    $  610,627
                                                     ===========   ===========

Net Income per Share                                 $     0.22    $     0.22(1)
                                                     ===========   ===========

(1) Adjusted for a 2 for 1 stock split on October 2, 1997.

See notes to consolidated financial statements.

                                      Form 10-QSB

                              Benchmark Bankshares, Inc.

                    Condensed Consolidated Statement of Cash Flows

                                      (Unaudited)

                                                   Three Months Ended March 31,
                                                       1998           1997
                                                       ----           ----

Cash Provided by Operations                         $  907,815      $1,063,238

Cash Provided by Financing Activities
   Net increase in demand deposits
      and interest-bearing transaction accounts      2,679,058       1,153,465
   Net increase in savings and money market
      deposits                                       1,233,404       1,215,868
   Net increase in certificates of deposit           3,413,156       2,055,662
   Decrease in dividends payable                      (440,824)       (391,510)
   Sale of stock                                       304,229         180,086
                                                    -----------     -----------

               Total Cash Provided by Financing
                  Activities                         7,189,023       4,213,571

Cash Used in Investing Activities
   Purchase of securities                           (3,540,000)              -
   Sale of securities                                   35,169         823,870
   Maturity of securities                            2,249,749         412,580
   Net increase in loans                            (1,252,095)     (2,232,495)
   Purchase of premises and equipment                 (113,704)        (49,840)
                                                    -----------     -----------

               Total Cash Used by Investing
                  Activities                        (2,620,881)     (1,045,885)
                                                    -----------     -----------

Increase in Cash and Cash Equivalents               $5,475,957      $4,230,924
                                                    ===========     ===========

















See notes to consolidated financial statements.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 1998


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

         (b) Investment Securities. Pursuant to guidelines established in FAS 115, the Company has elected to classify a portion of its current portfolio as securities available-for-sale. This category refers to investments that are not actively traded but are not anticipated by management to be held-to-maturity. Typically, these types of investments will be utilized by management to meet short-term asset/liability management needs. The remainder of the portfolio is classified as held-to-maturity. This category refers to investments that are anticipated by management to be held until they mature.

                  For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value (net of any tax effect) as of the date of the statements; however, unrealized holding gains or losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. Securities classified as held-to-maturity are recorded at cost. The resulting book value ignores the impact of current market trends.

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

         (g)      Earnings Per Share

                  Earnings per share were computed by using the average shares outstanding for each period presented. The 1998 average shares have been adjusted to reflect the sale of 12,096.807 shares of the Company's common stock through the dividend reinvestment plan on January 26, 1998, as well as the sale of 14,600 shares through the employee stock option plan at various dates during the period. The 1997 average shares have been adjusted to reflect the sale of 10,000 shares of the Company's common stock through the dividend reinvestment plan on January 27, 1997, as well as the sale of 175 shares through the employee stock option plan at various dates during the period. The average shares of outstanding stock for the first quarter of 1998 and 1997 were 2,957,702.001 and 2,914,100, respectively, as adjusted for the 2 for 1 stock split on October 2, 1997.

                  The Company has granted options to purchase 70,000 shares of Benchmark Bankshares, Inc. stock to employees and directors under two separate incentive stock plans. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

         (h) The table below reflects the components of the Net Deferred Tax Asset account as of March 31, 1998:

                Deferred tax assets resulting from loan
                   loss reserves                                      $443,287
                Deferred tax asset resulting from
                   deferred compensation                                22,976
                Deferred tax liabilities resulting from
                   depreciation                                        (92,221)
                Unrealized securities losses                           (76,395)

                               Net Deferred Tax Asset                 $297,647

         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                  FIRST QUARTER 1998

                  Earnings Summary

                           Net income of $654,103 for the first  quarter of 1998
                  increased $4,136 or .64% as compared to net income of $649,967 earned during the first quarter of 1997. Earnings per share of $.22 as of March 31, 1998 remained the same as the March 31, 1997 level. The annualized return on average assets of 1.6% decreased 5.89% while the annualized return on average equity of 15.29% decreased 12.58% when comparing first quarter 1998 results with those of first quarter 1997.

                           While the  steady  return on  assets  indicates  that
                  loans and deposits are being garnered at favorable interest rates, the decline in return on average assets and return on equity is indicative of a strengthening capital position rather than a decline in earnings. The Bank experienced a significant level of growth in deposits that was not matched with loan growth. This resulted in a decline in the loan to deposit ratio to a level of 86.69%.

                  Interest Income and Interest Expense

                           Total  interest  income of  $3,454,032  for the first
                  quarter of 1998 increased $150,262 or 4.55% over interest income of $3,303,770 recorded during the first quarter of 1997. The major area of increase was in interest and fees on loans, which was a direct result from the growth of the loan portfolio. Due to greater deposit growth than loan growth, the investment portfolio has changed as investments in short-term instruments began to reflect larger investment balances. These short-term investments typically earn at a lesser rate than loans.

                           Total  interest  expense in the first quarter of 1998
                  increased to a level of $1,647,614. This amounted to an increase of $68,644 or 4.35% over the level reached during the first quarter of 1997. This increase in interest expense resulted from deposit growth.

                  Provision for Loan Losses

                           While the Bank's loan loss  experience  ratio remains
                  low, management continues to set aside increasing provisions to the loan loss reserve. During the first quarter of 1998, the Bank increased the loan loss reserve by $57,227 to a level of $1,448,651 or 1.13% of the outstanding loan balance.

                           At year end  1997,  the  reserve  level  amounted  to
                  $1,246,545 or 1.02% of the outstanding loan balance net of unearned interest.

                  Non-Performing Loans

                           Non-performing  loans consist of loans  accounted for
                  on a non-accrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. As of March 31, 1998, the Bank had $1,033,000 in non-performing loans or .80% of the loan portfolio. The amount of non-secured loans in this category amounted to $250,417.

                  Noninterest Income and Noninterest Expense

                           Noninterest  income of $137,241  decreased  $5,730 or
                  4.01% for the first quarter of 1998 as compared to the level of $142,971 reached during the first quarter of 1997. The decrease results from the addition of the full-service branch office in Crewe, Virginia.

                           Noninterest  expense of $908,253 increased $36,562 or
                  4.19% for the first quarter of 1998 as compared to the level of $871,691 reached during the first quarter of 1997, as all areas of operation had additional expense related to the staffing and support required for an expanding customer base.

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

                           As  of  March  31,  1998,  the  Bank  had  $1,770,471
                  outstanding letters of credit. This represents a $185,478 or 9.48% decrease over the year end level. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer. The maturities of these letters are as follows:

                                    1998            $ 591,500
                                    1999                1,000
                                    2000            1,177,971


                  Liquidity

                           As  of  the  end  of  the  first   quarter  of  1998,
                  $53,183,000 or 41.43% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $13,096,432 in certificates of deposit of $100,000 or more of which $5,364,890 mature in one year or less.

                           Currently,  the Bank has a maturity average ratio for
                  the next twelve months of 137.20% when comparing asset and certificates of deposit maturities.

                           At year end  1997,  $51,667,363,  or  42.16% of gross
                  loans, were scheduled to mature or were subject to repricing within one year and $13,195,785 in certificates of deposit were scheduled to mature during 1998.

                  Capital Adequacy

                           Total stockholder equity was $17,580,480 or 10.53% of
                  total assets as of March 31, 1998. This compared to $16,652,272 or 10.49% of total assets as of December 31, 1997.

                           Primary capital  (stockholders' equity plus loan loss
                  reserves) of $19,029,131 represents 11.40% of total assets as of March 31, 1998 as compared to $18,043,696 or 11.37% of total assets as of December 31, 1997.

                           The  increase in the equity  position  resulted  from
                  steady earnings with no dividends payable in the first quarter plus the sale of additional stock through the dividend reinvestment and incentive stock option plan.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                                 March 31, 1998


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

                                      None

         Item 3            Defaults Upon Senior Securities

                                      None

         Item 4            Submission of Matters to a Vote of Security Holders

                                      None

         Item 5            Other Information

                                      None

         Item 6            Report on Form 8-K

                                    No  reports  on Form  8-K  have  been  filed
                           during the quarter ended March 31, 1998.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                                 March 31, 1998


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  May 12, 1998                                      Ben L. Watson, III
                                                           President & CEO





Date: May 12, 1998                                        Janice C. Whitlow
                                                        Cashier and Treasurer