Form 10QSB
period 1998-06-30
BENCHMARK BANKSHARES INC
filed 1998-07-22
CIK 804563

                                   Form 10-QSB

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the 6-month period ended June 30, 1998.

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

                                  2,972,902.537

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                           Part I - Table of Contents

                                  June 30, 1998


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

Part II           Other Information

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                               (Unaudited)         (Audited)
                                                 June 30,         December 31,
                                                  1998               1997
                                                  ----               ----

Assets
   Cash and due from banks                     $  5,119,971       $  4,595,094
   Securities
      Federal Agency obligations                 10,720,147          9,007,268
      State and municipal obligations             9,272,541          8,915,548
      Other securities                              137,000            137,000
      Federal funds sold                         14,374,000          5,353,000

   Loans                                        128,920,812        127,110,962
      Less
         Unearned interest and fees                (285,201)          (297,097)
         Loan loss reserve                       (1,494,341)        (1,391,424)
                                               -------------      -------------

               Net Loans                        127,141,270        125,422,441

   Premises and equipment - net                   3,164,195          2,997,866
   Accrued interest receivable                    1,398,803          1,236,384
   Deferred income taxes                            314,026            266,401
   Other real estate                                531,234            533,234
   Other assets                                     701,452            270,659
                                               -------------      -------------

               Total Assets                    $172,874,639       $158,734,895
                                               =============      =============

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                  (Unaudited)       (Audited)
                                                    June 30,       December 31,
                                                     1998              1997
                                                     ----              ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)               $ 16,073,354      $ 13,859,115
      NOW accounts                                 18,814,975        15,707,189
      Money market accounts                         6,909,693         6,564,365
      Savings                                       9,370,741         8,320,696
      Time, $100,000 and over                      14,052,703        12,370,092
      Other time                                   88,346,350        83,920,648
                                                 -------------     -------------

               Total Deposits                     153,567,816       140,742,105

   Accrued interest payable                           730,706           708,315
   Accrued income tax payable                               -            49,867
   Dividends payable                                  447,630           440,824
   Other liabilities                                  183,155           141,512
                                                 -------------     -------------

               Total Liabilities                  154,929,307       142,082,623

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued and
      outstanding 06-30-98, 2,972,902.537, issued
      and outstanding 12-31-97, 2,942,811.048         626,682           617,990
   Capital surplus                                  4,099,190         3,667,557
   Retained earnings                               13,057,131        12,189,180
   Accumulated other comprehensive income,
      net of tax                                      162,329           177,545
                                                 -------------     -------------

               Total Stockholders' Equity          17,945,332        16,652,272
                                                 -------------     -------------

               Total Liabilities and
                  Stockholders' Equity           $172,874,639      $158,734,895
                                                 =============     ============

Note:  The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.










See notes to consolidated financial statements.

                                                                    Page 5 of 16
                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                 Six Months Ended June 30,
                                                   1998             1997
                                                   ----             ----
Interest Income
   Interest and fees on loans                   $6,179,302       $6,009,540
   Interest on U. S. Government obligations        337,173          262,275
   Interest on State and municipal obligations     231,809          258,041
   Interest on Federal funds sold                  240,092          169,021
   Interest on other securities                      2,610            2,610
                                                -----------      -----------

               Total Interest Income             6,990,986        6,701,487

Interest Expense
   Interest on deposits                          3,357,053        3,207,044
                                                -----------      -----------

Net Interest Income                              3,633,933        3,494,443
Provision for Loan Losses                          147,950          146,195
                                                -----------      -----------

               Net Interest Income after
                  Provision                      3,485,983        3,348,248

Noninterest Income
   Service charges, commissions, and fees
      on deposits                                  209,338          192,894
   Other operating income                           67,481           85,903
   (Losses) on sale of securities                     (436)          (1,234)
                                                -----------      -----------

               Total Noninterest Income            276,383          277,563

Noninterest Expense
   Salaries and wages                              993,618          948,228
   Employee benefits                               221,379          178,426
   Occupancy expenses                               99,947          103,606
   Furniture and equipment expense                  74,019           72,633
   Other operating expenses                        447,557          441,139
                                                -----------      ------------

               Total Noninterest Expense         1,836,520        1,744,032
                                                -----------      ------------

Net Income before Taxes                          1,925,846        1,881,779
Income Taxes                                       609,386          579,836
                                                -----------      -----------

Net Income                                       1,316,460        1,301,943

Other Comprehensive Income, Net of Tax
   Unrealized holding gains arising during
      period                                       162,329           62,172
                                                -----------      -----------

Comprehensive Income                            $1,478,789       $1,364,115
                                                ===========      ===========

Net Income per Share                            $     0.44       $     0.45  (1)
                                                ===========      ===========

(1) Adjusted for a 2 for 1 stock split on October 2, 1997.

See notes to consolidated financial statements.

                                                                    Page 6 of 16
                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                 Three Months Ended June 30,
                                                   1998              1997
                                                   ----              ----
Interest Income
   Interest and fees on loans                   $3,091,056       $3,031,502
   Interest on U. S. Government obligations        172,874          130,896
   Interest on State and municipal obligations     114,648          122,757
   Interest on Federal funds sold                  155,766          109,952
   Interest on other securities                      2,610            2,610
                                                -----------      -----------

               Total Interest Income             3,536,954        3,397,717

Interest Expense
   Interest on deposits                          1,709,439        1,628,074
                                                -----------      -----------

Net Interest Income                              1,827,515        1,769,643
Provision for Loan Losses                           70,492           87,389
                                                -----------      -----------

               Net Interest Income after
                  Provision                      1,757,023        1,682,254

Noninterest Income
   Service charges, commissions, and fees on
      Deposits                                     108,655           98,172
   Other operating income                           30,709           37,082
   (Losses) on sale of securities                     (222)            (662)
                                                -----------      -----------

               Total Noninterest Income            139,142          134,592

Noninterest Expense
   Salaries and wages                              489,972          480,135
   Employee benefits                                99,397           69,862
   Occupancy expenses                               50,650           49,157
   Furniture and equipment expense                  42,812           37,312
   Other operating expenses                        245,436          235,875
                                                -----------      -----------

               Total Noninterest Expense           928,267          872,341
                                                -----------      -----------

Net Income before Taxes                            967,898          944,505
Income Taxes                                       305,541          292,529
                                                -----------      -----------

Net Income                                         662,357          651,976

Other Comprehensive Income, Net of Tax
   Unrealized holding gains arising during
      period                                        14,034          101,512
                                                -----------      -----------

Comprehensive Income                            $  676,391       $  753,488
                                                ===========      ===========

Net Income per Share                            $     0.22       $     0.23  (1)
                                                ===========      ===========

(1) Adjusted for a 2 for 1 stock split on October 2, 1997.

See notes to consolidated financial statements.

                                        Form 10-QSB

                                 Benchmark Bankshares, Inc.

                       Condensed Consolidated Statement of Cash Flows

                                        (Unaudited)


                                                    Six Months Ended June 30,
                                                     1998              1997
                                                     ----              ----

Cash Provided by Operations                      $   944,958        $1,255,472

Cash Provided by Financing Activities
   Net increase in demand deposits and interest-
      bearing transaction accounts                 5,322,025         2,040,780
   Net increase in savings and money market
      deposits                                     1,395,373           850,359
   Net increase in certificates of deposit         6,108,313         2,307,388
   Net sale of stock                                 440,325           180,433
   Dividends paid                                   (440,824)         (391,510)
                                                 ------------       -----------

               Total Cash Provided by Financing
                  Activities                      12,825,212         4,987,450

Cash Used in Investing Activities
   Purchase of securities                         (7,184,085)         (161,860)
   Sale of securities                                 91,368           823,870
   Maturity of securities                          5,000,000         1,415,903
   Increase in loans net of collections           (1,866,779)       (4,291,568)
   Purchase of premises and equipment               (264,797)          (54,328)
                                                 ------------       -----------

               Total Cash (Used) by Investing
                  Activities                      (4,224,293)       (2,267,983)
                                                 ------------       -----------

Increase in Cash and Cash Equivalents            $ 9,545,877        $3,974,939
                                                 ============       ===========


















See notes to consolidated financial statements.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                   Three Months Ended June 30,
                                                     1998              1997
                                                     ----              ----

Cash Provided by Operations                      $    37,143        $  192,928

Cash Provided by Financing Activities
   Net increase in demand deposits and interest-
      bearing transaction accounts                 2,642,967           887,315
   Net increase (decrease) in savings and money
      market deposits                                161,969          (365,509)
   Net increase in certificates of deposit         2,695,157           251,726
   Net sale of stock                                 136,096              (347)
                                                 ------------       -----------

               Total Cash Provided by Financing
                  Activities                       5,636,189           773,185

Cash Used in Investing Activities
   Purchase of securities                         (3,644,085)         (161,860)
   Sale of securities                                 56,199                 -
   Maturity of securities                          2,750,251         1,003,323
   Increase in loans net of collections             (614,684)       (2,059,073)
   Purchase of premises and equipment               (151,093)           (4,488)
                                                 ------------       -----------

               Total Cash (Used) by Investing
                  Activities                      (1,603,412)       (1,222,098)
                                                 ------------       -----------

Increase (Decrease) in Cash and Cash
   Equivalents                                   $ 4,069,920        $ (255,985)
                                                 ============       ===========




















See notes to consolidated financial statements.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998


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

         (b) Investment Securities. Pursuant to guidelines established in FAS 115, the Company has elected to classify a portion of its current portfolio as securities available-for-sale. This category refers to investments that are not actively traded, but are not anticipated by management to be held-to-maturity. Typically, these types of investments will be utilized by management to meet short-term asset/liability management needs. The remainder of the portfolio is classified as held-to-maturity. This category refers to investments that are anticipated by management to be held until they mature.

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

         (g)      Earnings Per Share

                  Earnings per share were computed by using the average shares outstanding for each period presented. The average shares of outstanding stock for the first six months of 1998 and 1997 were 2,962,420.814 and 2,920,148.508 shares, respectively.

                  The Company has a stock option plan for its directors, officers, and employees. As of June 30, 1998, there were
                  128,716 share options that had been granted but were unexercised. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

         (h) The table below reflects the components of the Net Deferred Tax Asset account as of June 30, 1998:

                Deferred tax assets resulting from loan
                    loss reserves                                 $456,092
                Deferred tax liabilities resulting from
                Depreciation                                       (93,658)
                Unrealized securities losses                       (83,624)
                Deferred compensation                               35,216
                                                                  ---------

                         Net Deferred Tax Asset                   $314,026
                                                                  =========

         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Six Months Ending June 30:  1998 Versus 1997

                  Earnings Summary

                           Net income of $1,316,460  for the first six months of
                  1998 increased $14,517 or 1.12% as compared to net income of $1,301,943 earned during the first six months of 1997. Earnings per share of $.44 as of June 30, 1998 decreased $.01 over the June 30, 1997 level of $.45. The annualized return on average assets of 1.59% decreased 5.92% while the annualized return on average equity of 15.22% decreased 12.83% when comparing first six months 1998 results with those of first six months 1997.

                           The  increase in  earnings  resulted  from  continued
                  growth in loans; however, the rate of return declined as deposit growth out paced loan growth resulting in the Bank holding more highly liquid investments which earn a lesser rate of income than loans.

                  Interest Income and Interest Expense

                           Total interest income of $6,990,986 for the first six
                  months of 1998 increased $289,499 or 4.32% over interest income of $6,701,487 recorded during the first six months of 1997. The major area of increase was in interest and fees on loans, which was a direct result from the growth of the loan portfolio. In addition, interest from investments was up as deposit growth exceeded loan growth.

                           Total  interest  expense  in the first six  months of
                  1998 increased to a level of $3,357,053. This amounted to an increase of $150,009 or 4.68% over the level reached during the first six months of 1997. This increase in interest expense resulted from deposit growth, as well as the payment of higher interest rates to meet market competition.

                  Provision for Loan Losses

                           While the Bank's loan loss  experience  ratio remains
                  low, management continues to set aside increasing provisions to the loan loss reserve. During the first six months of 1998, the Bank increased the loan loss reserve by $102,917 to a level of $1,494,341 or 1.16% of the outstanding loan balance.

                           At year end  1997,  the  reserve  level  amounted  to
                  $1,391,424 or 1.10% of the outstanding loan balance net of unearned interest.

                  Non-Performing Loans

                           Non-performing  loans consist of loans  accounted for
                  on a non-accrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. As of June 30, 1998, the Bank had $649,221 in non-performing loans or .5% of the loan portfolio. The amount of non-secured loans in this category amounted to $9,678.

                  Noninterest Income and Noninterest Expense

                           Noninterest  income of $276,383  decreased  $1,180 or
                  .43% for the first six months of 1998 as compared to the level of $277,563 reached during the first six months of 1997. The decrease resulted from a decrease in other operating income as premiums collected on life insurance for loans declined 38.78%.

                           Noninterest  expense of $1,836,520  increased $92,488
                  or 5.30% for the first six months of 1998 as compared to the level of $1,744,032 reached during the first six months of 1997. The change resulted from increases in salaries and benefits due to the expanding staff needs.

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

                       As of June 30, 1998, the Bank had $2,307,102 outstanding
                  letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer. Following are the maturities of these instruments as of June 30:

                                   1999        $  524,313
                                   2001         1,782,789


                  Liquidity

                           As of the  end of  the  first  six  months  of  1998,
                  $50,073,775 or 38.85% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $14,052,703 in certificates of deposit of $100,000 or more of which $6,242,437 mature in one year or less.

                           Currently,  the Bank has a maturity average ratio for
                  the next twelve months of 78.04% when comparing current assets and current liabilities.

                           At year end  1997,  $49,319,432  or  39.58%  of gross
                  loans were scheduled to mature or were subject to repricing within one year and $12,505,238 in certificates of deposit were scheduled to mature during 1998.

                  Capital Adequacy

                           Total shareholder equity was $17,945,332 or 10.38% of
                  total assets as of June 30, 1998. This compared to $16,652,272 or 10.49% of total assets as of December 31, 1997.

                           Primary capital  (shareholders' equity plus loan loss
                  reserves) of $19,439,673 represents 11.24% of total assets as of June 30, 1998 as compared to $18,043,696 or 11.37% of total assets as of December 31, 1997.

                           The increase in the equity position  resulted from an
                  increase in earnings in the first six months of 1998 versus the first six months of 1997 and an increase in capital through the sale of common stock from the dividend reinvestment program and exercised employee stock options.

         Three Months Ending June 30:  1998 Versus 1997

                  The same operating policies and philosophies discussed in the six month discussion were prevalent throughout the second quarter and the operating results were predictably similar.

         Earnings Summary

                  Net  income  of  $662,357  for  the  second  quarter  of  1998 increased $10,381 or 1.59% as compared to the $651,976 earned during the second quarter of 1997. Earnings per share of $.22 for the second quarter of 1998 decreased $.01 or 4.35% when compared to the corresponding period in 1997. The annualized return on average assets was 1.56% and the return on average equity was 14.92% for the second quarter of 1998. This compares to a return on average assets of 1.70% and a return on average equity of 17.70% for the same period in 1997.

                  The increased earnings is an indication of the growth experienced during the second quarter. The decline in the return on average equity reflects the growth in equity through the dividend reinvestment plan and the exercising of stock option grants at a faster rate than the increase in income.

         Interest Income and Interest Expense

                  Total interest income of $3,536,954 for the second quarter of 1998 increased $139,237 or 4.10% from the total interest income of $3,397,717 for the corresponding quarter in 1997. The increase resulted primarily from growth in the investment portfolio. Interest on investments amounted to $79,683. This represented an increase of $445,898 or 21.76% over the corresponding period in 1997.

                  Interest expense for the second quarter of 1998 increased $81,365 or 5.00% over the same period in 1997. The increase in interest expense reflected the current economic trend of increased interest rates as well as steady deposit growth.

         Provision for Loan Losses

                  During the second quarter, the demand for loans was strong and the level of quality loans continued to increase. During the period, the Bank provided an additional $45,690 to the reserve through its provision for loan losses.

         Loans and Deposits

                  During the second quarter of 1998, net loans grew $523,961. This growth is at a somewhat slower growth rate than previously experienced. The reduction in growth has resulted from aggressive competition from lenders in the trade area.

                  Deposits increased by $5,500,093 for the three month period ending June 30, 1998. Management feels that the growth in deposits has resulted from an increase in the size of the trade area as well as further penetration into existing market areas through the community bank operating concept.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                                  June 30, 1998


         Part II  Other Information

         Item 1            Legal Proceedings

                                    None

         Item 2            Changes in Securities

                                    None

         Item 3            Defaults Upon Senior Securities

                                    None

         Item 4            Submission of Matters to a Vote of Security Holders

                                    None

         Item 5            Other Information

                                    None

         Item 6            Report on Form 8-K

                                    No  reports  on Form  8-K  have  been  filed
                           during the quarter ended June 30, 1998.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                                  June 30, 1998


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  July 22, 1998                                       Ben L. Watson, III
                                                           ------------------
                                                           President and CEO






Date:  July 22, 1998                                       Janice C. Whitlow
                                                           -----------------
                                                           Cashier and Treasurer