Form 10QSB
period 1998-09-30
BENCHMARK BANKSHARES INC
filed 1998-11-10
CIK 804563

                                   Form 10-QSB

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the 9-month period ended September 30, 1998.

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

                                  2,997,465.366

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                                      Index

                               September 30, 1998


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

   Item 5            Other Information

   Item 6            Report on Form 8K

                                            Form 10-QSB

                                     Benchmark Bankshares, Inc.

                                     Consolidated Balance Sheet


                                               (Unaudited)         (Audited)
                                               September 30,      December 31,
                                                   1998              1997
                                                   ----              ----

Assets
   Cash and due from banks                    $    4,781,921      $  4,595,094
   Securities
      Federal Agency obligations                   9,387,297         9,007,268
      State and municipal obligations             10,058,136         8,915,548
      Other securities                               137,000           137,000
      Federal funds sold                          19,346,000         5,353,000

   Loans                                         131,199,153       127,110,962
      Less
         Unearned interest income                   (266,868)         (297,097)
         Allowance for loan losses                (1,522,115)       (1,391,424)
                                              ---------------     -------------

               Net Loans                         129,410,170       125,422,441

   Premises and equipment - net                    3,159,386         2,997,866
   Accrued interest receivable                     1,490,906         1,236,384
   Deferred income taxes                             284,760           266,401
   Other real estate                                 550,704           533,234
   Other assets                                      671,911           270,659
                                              ---------------     -------------
               Total Assets                   $  179,278,191      $158,734,895
                                              ===============     =============

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                               (Unaudited)         (Audited)
                                               September 30,      December 31,
                                                   1998              1997
                                                   ----              ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)            $   17,238,593     $  13,859,115
      NOW accounts                                18,360,695        15,707,189
      Money market accounts                        6,844,373         6,564,365
      Savings                                      9,441,392         8,320,696
      Time, $100,000 and over                     16,053,682        12,370,092
      Other time                                  91,247,785        83,920,648
                                              ---------------     -------------

               Total Deposits                    159,186,520       140,742,105

   Accrued interest payable                          779,702           708,315

   Accrued income tax payable                         27,892            49,867
   Dividends payable                                       -           440,824
   Other liabilities                                 292,293           141,512
                                              ---------------     -------------

               Total Liabilities                 160,286,407       142,082,623

Stockholders' Equity
   Common stock, par value $.21 per share,
     authorized 4,000,000 shares; issued and
     outstanding 2,997,465.366 shares as of
     9-30-98; and authorized 4,000,000 shares,
     issued and outstanding 2,942,811.048
     shares as of 12-31-97                           629,468           617,990
   Capital surplus                                 4,307,183         3,667,557
   Retained earnings                              13,789,169        12,189,180
   Accumulated other comprehensive income,
     net of tax                                      265,964           177,545
                                              ---------------     -------------

               Total Stockholders' Equity         18,991,784        16,652,272
                                              ---------------     -------------

               Total Liabilities and
                  Stockholders' Equity        $  179,278,191      $158,734,895
                                              ===============     =============

Note:  The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.









See notes to consolidated financial statements.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                               Nine Months Ended September 30,
                                                   1998              1997
                                                   ----              ----
Interest Income
   Interest and fees on loans                  $ 9,316,058       $ 9,133,353
   Interest on U. S. Government obligations        508,487           394,087
   Interest on State and municipal obligations     352,293           374,676
   Interest on Federal funds sold                  452,205           275,663
   Interest on other securities                      2,610             2,610
                                               ------------      ------------
               Total Interest Income            10,631,653        10,180,389

Interest Expense
   Interest on deposits                          5,147,596         4,853,985
                                               ------------      ------------

               Net Interest Income               5,484,057         5,326,404

Provision for Loan Losses                          228,924           293,979
                                               ------------      ------------

               Net Interest Income after
                  Provision                      5,255,133         5,032,425

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                     316,556           300,107
   Other operating income                          155,960           143,495
   (Losses) on sale of securities                     (595)           (1,468)
                                               ------------      ------------
               Total Noninterest Income            471,921           442,134

Noninterest Expense
   Salaries and wages                            1,482,925         1,436,714
   Employee benefits                               335,104           291,060
   Occupancy expense                               151,099           157,965
   Furniture and equipment expense                 112,383           108,712
   Other operating expense                         699,672           695,916
                                               ------------      ------------
               Total Noninterest Expense         2,781,183         2,690,367
                                               ------------      ------------

               Net Income before Taxes           2,945,871         2,784,192

Income Taxes                                       897,230           859,059
                                               ------------      ------------
Net Income                                       2,048,641         1,925,133

Other Comprehensive Income, Net of Tax
   Unrealized holding gains arising during
      period                                       265,964                 -
                                               ------------      ------------
Comprehensive Income                           $ 2,314,605       $ 1,925,133
                                               ============      ============

Net Income per Share                           $      0.69       $      0.66 (1)
                                               ============      ============


 (1) Adjusted for a 2 for 1 stock split on October 2, 1997.

See notes to consolidated financial statements.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                               Three Months Ended September 30,
                                                    1998             1997
                                                    ----             ----
Interest Income
   Interest and fees on loans                    $3,136,756       $3,123,813
   Interest on U. S. Government obligations         171,314          131,812
   Interest on State and municipal obligations      120,484          116,635
   Interest on Federal funds sold                   212,113          106,642
                                                 -----------      -----------
               Total Interest Income              3,640,667        3,478,902

Interest Expense
   Interest on deposits                           1,790,543        1,646,941
                                                 -----------      -----------
               Net Interest Income                1,850,124        1,831,961

Provision for Loan Losses                            80,974          147,784
                                                 -----------      -----------

               Net Interest Income after
                  Provision                       1,769,150        1,684,177

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                      107,218          107,213
   Other operating income                            88,479           57,592
   (Losses) on sale of securities                      (159)            (234)
                                                 -----------      -----------
               Total Noninterest Income             195,538          164,571

Noninterest Expense
   Salaries and wages                               489,307          488,486
   Employee benefits                                113,725          112,634
   Occupancy expense                                 51,152           54,359
   Furniture and equipment expense                   38,364           36,079
   Other operating expense                          252,115          254,777
                                                 -----------      -----------
               Total Noninterest Expense            944,663          946,335
                                                 -----------      -----------

               Net Income before Taxes            1,020,025          902,413

Income Taxes                                        287,844          279,223
                                                 -----------      -----------

Net Income                                          732,181          623,190

Other Comprehensive Income, Net of Tax
   Unrealized holding gains arising during
      period                                        103,635                -
                                                 -----------      -----------
Comprehensive Income                             $  835,816       $  623,190
                                                 ===========      ===========

Net Income per Share                             $     0.25       $     0.22 (1)
                                                 ===========      ===========

(1) Adjusted for a 2 for 1 stock split on October 2, 1997.

See notes to consolidated financial statements.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                     1998            1997
                                                     ----            ----

Cash Flows from Operating Activities             $ 1,370,299     $ 1,789,246

Cash Flows from Financing Activities
   Net increase in demand deposits and interest-
      bearing transaction accounts                 6,032,984       2,892,251
   Net increase in savings and money market
      deposits                                     1,400,704         601,366
   Net increase in certificates of deposit        11,010,727       3,245,634
   Net sale of stock                                 651,104         369,155
   Dividends paid                                   (440,824)       (394,226)
                                                 ------------    ------------

               Net Cash Provided by Financing
                  Activities                      18,654,695       6,714,180

Cash Flows from Investing Activities
   Purchase of securities                        (10,961,068)       (661,787)
   Sale of securities                                114,430         823,870
   Maturity of securities                          9,457,989       1,669,779
   Net increase in loans                          (4,118,420)     (6,559,840)
   Purchases of premises and equipment              (320,628)        (70,331)
   Other real estate                                 (17,470)              -
                                                 ------------    ------------

               Net Cash Used by Investing
                  Activities                      (5,845,167)     (4,798,309)
                                                 ------------    ------------

Increase in Cash and Cash Equivalents             14,179,827       3,705,117

Beginning Cash and Cash Equivalents                9,948,094       8,482,901
                                                 ------------    ------------

Ending Cash and Cash Equivalents                 $24,127,921     $12,188,018
                                                 ============    ============

Supplemental Data
   Interest paid                                 $ 5,076,209     $ 4,830,217
   Taxes paid                                        966,927         821,031








See notes to consolidated financial statements.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                               Three Months Ended September 30,
                                                    1998              1997
                                                    ----              ----

Cash Flows from Operating Activities            $  425,341         $  744,851

Cash Flows from Financing Activities
   Net increase in demand deposits
      and interest-bearing transaction
      accounts                                     710,959            851,471
   Net increase (decrease) in savings and money
      market deposits                                5,331           (248,993)
   Net increase in certificates of deposit       4,902,414            938,246
   Sale of stock                                   210,779            369,155
   Dividends paid                                        -           (394,226)
                                                -----------        -----------

               Net Cash Provided by Financing
                  Activities                     5,829,483          1,515,653

Cash Flows from Investing Activities
   Purchase of securities                       (3,776,983)          (499,927)
   Sales of securities                              23,062                  -
   Maturity of securities                        4,457,989            253,876
   Net increase in loans                        (2,251,641)        (2,268,272)
   Purchases of premises and equipment             (55,831)           (16,003)
   Other real estate                               (17,470)                 -
                                                -----------        -----------

               Net Cash Used by Investing
                  Activities                    (1,620,874)        (2,530,326)
                                                -----------        -----------

Increase (Decrease) in Cash and Cash
   Equivalents                                   4,633,950           (269,822)

Beginning Cash and Cash Equivalents             19,493,971         12,457,840

Ending Cash and Cash Equivalents               $24,127,921        $12,188,018
                                               ============       ============

Supplemental Data
   Interest paid                               $ 1,741,547        $ 1,626,017
   Taxes paid                                      305,000            237,011









See notes to consolidated financial statements.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 1998


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

         (g)      Earnings Per Share

                           Earnings per share were computed by using the average
                  shares outstanding for each period presented. The 1998 average shares have been adjusted to reflect the sale of 22,105.344 shares of the Company's common stock through the dividend reinvestment plan and 32,550 shares exercised from the employee stock option plan during the first nine months of 1998. The 1997 average shares have been adjusted to reflect the sale of 17,818.008 shares through the dividend reinvestment program. The average shares of outstanding stock for the first nine months of 1998 and 1997 were 2,957,702.001 shares and 2,922,177.770 shares, respectively.

                           As of September 30, 1998, the Company had outstanding
                  granted options to purchase 110,950 shares of Benchmark Bankshares, Inc. stock to employees and directors under two separate incentive stock plans. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

         (h)      Cash and Cash Equivalents

                  The term cash as used in the Condensed Consolidated Statement of Cash Flows refers to all cash and cash equivalent investments. For purposes of the statement, Federal funds sold, which have a one day maturity, are classified as cash equivalents.

         (i) The table below reflects the components of the Net Deferred Tax Asset account as of September 30, 1998:

                    Deferred Tax Assets
                       Resulting from
                         Loan loss reserves                $465,099
                    Deferred Tax Liabilities
                       Resulting from
                         Depreciation                       (43,327)
                         Unrealized securities gains       (137,012)
                                                           ---------

                              Net Deferred Tax Asset       $284,760
                                                           =========

         (j)      Year 2000 Compliance

                           The Company has developed a plan which, when
                  implemented, will result in compliance, by June 30, 1999, with all Year 2000 issues related to its operation. In the last quarter, the Federal Reserve Bank reviewed the Bank's existing plan and implementation thereof and reported that the Bank had followed the regulator's guidelines and timetable as prescribed.

                           While in-house  operational areas are being addressed
                  currently, the Bank is also dependent on outside vendors and utilities over which it has little control. In these areas, the Bank is pressing for written guarantees for future compliance. If these outside vendors do not provide the proper level of assurances, the Bank will seek additional vendors or take alternative action. The alternative programs are in the early stages of development. Currently, there are no meaningful cost projections for the alternative procedures.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

         Nine Months Ending September 30:  1998 Versus 1997

         Earnings Summary

                  Net income of $2,048,641 for the first nine months of 1998 increased $123,508 or 6.42% as compared to net income of $1,925,133 earned during the first nine months of 1997. Earnings per share of $.69 as of September 30, 1998 increased $.03 over the September 30, 1997 level of $.66. The annualized return on average assets of 1.62% decreased 1.82% while the annualized return on average equity of 15.45% decreased 7.49% when comparing first nine months 1998 results with those of first nine months 1997.

                  The increase in earnings reflects a continued growth in loans and deposits. The decline in the return on assets reflects a quicker rate of growth in deposits over loans resulting in a heavier emphasis on lower earning investments. The decrease in the rate of return on equity indicates growth in equity through stock purchases and income retention.

         Interest Income and Interest Expense

                  Total interest income of $10,631,653 for the first nine months of 1998 increased $451,264 or 4.43% over interest income of $10,180,389 recorded during the first nine months of 1997. The major area of increase was from investments which increased $268,559.

                  Total interest expense in the first nine months of 1998 increased to a level of $5,484,057. This amounted to an increase of $630,072 or 12.98% over the level reached during the first nine months of 1997. This increase in interest expense resulted from deposit growth.

         Provision for Loan Losses

                  While the Company's loan loss experience ratio remains low, management continues to set aside increasing provisions to the loan loss reserve. During the first nine months of 1998, the Bank increased the loan loss reserve by $130,691 to a level of $1,522,115 or 1.16% of the outstanding loan balance.

                  At year end 1997, the reserve level amounted to $1,349,480 or 1.06% of the outstanding loan balance net of unearned interest.

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

                  As of September 30, 1998, the Bank had $787,580 or .60% of the loan portfolio classified as non-accrual loans.

         Noninterest Income and Noninterest Expense

                  Noninterest income of $471,921 increased $29,787 or 6.74% for the first nine months of 1998 as compared to the level of $442,134 reached during the first nine months of 1997. The increase primarily resulted from an increase in fees collected on deposit accounts.

                  Noninterest expense of $699,672 increased $3,756 or .54% for the first nine months of 1998 as compared to the level of $2,690,367 reached during the first nine months of 1997 as increases in salaries due to staffing the new office were almost totally offset by a decrease in other operating expenses.

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

                  As of September 30, 1998, the Bank had $2,195,102 outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer. The maturities of these instruments are as follows:

                         1999                      $ 411,313
                         2000                          1,000
                         2001                      1,177,971
                         2002                        604,818


         Liquidity

                  As of the end of the first nine months of 1998, $57,043,001 or 43.48% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $16,053,682 in certificates of deposit of $100,000 or more of which $8,383,384 mature in one year or less.

                  Currently, the Bank has a maturity average ratio for the next twelve months of 55.81% when comparing assets and deposits.

                  At year end 1997, $49,997,185 or 39.39% of gross loans were scheduled to mature or were subject to repricing within one year and $13,277,452 in certificates of deposit were scheduled to mature during 1998.

         Capital Adequacy

                  Total stockholder equity was $18,991,784 or 10.59% of total assets as of September 30, 1998. This compared to $16,652,272 or 10.49% of total assets as of December 31, 1997.

                  Primary capital (stockholders' equity plus loan loss reserves) of $20,513,899 represents 11.44% of total assets as of September 30, 1998 as compared to $18,043,696 or 11.37% of total assets as of December 31, 1997.

                  The increase in the equity position resulted from the sale of additional stock through the Dividend Reinvestment Program and Stock Option Plans as well as an increase in earnings in the first nine months of 1998 versus the first nine months of 1997.

         Three Months Ending September 30:  1998 Versus 1997

                  The same operating policies and philosophies discussed in the nine month discussion were prevalent throughout the third quarter and the operating results were predictably similar.

         Earnings Summary

                  Net income of $732,181 for the third quarter of 1998 increased $108,991 or 17.49% as compared to the $623,190 earned during the third quarter of 1997. Earnings per share of $.25 for the third quarter of 1998 increased $.03 or 13.64% when compared to the corresponding period in 1997. The annualized return on average assets was 1.66% and the return on average equity was 15.86% for the third quarter of 1998. This compares to a return on average assets of 1.57% and a return on average equity of 15.83% for the same period in 1997.

                  The increased earnings reflect an increase in net earning assets for the comparison period.

         Interest Income and Interest Expense

                  Total interest income of $3,640,667 for the third quarter of 1998 increased $161,765 or 4.65% from the total interest income of $3,478,902 for the corresponding quarter in 1997. The increase resulted from growth in the investment portfolio including short-term Federal funds sold. Interest on total investments amounted to $503,911. This represented an increase of $148,822 or 41.91% over the corresponding period in 1997.

                  Interest expense for the third quarter of 1998 increased $143,602 or 8.72% over the same period in 1997. The increase in interest expense reflected the deposit growth within the Bank's trade area.

         Provisions for Loan Losses

                  During the third quarter, the demand for loans was strong and the level of quality loans continued to increase. During the period, the Bank provided an additional $80,974 to the reserve through its provision for loan loss.

         Loans and Deposits

                  During the third quarter of 1998, net loans grew $2,268,900 or 7.12% annualized. This growth resulted from the continued strong loan demand experienced throughout the Company's trade area. The strong loan demand also allowed the Bank to increase the quality of the loan portfolio by increasing the loan acceptance criteria.

                  Deposits increased by $5,618,704 or 14.64% annualized for the three month period ending September 30, 1998. Management feels that the growth in deposits has resulted from an increase in the size of the trade area as well as further penetration into existing market areas.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                               September 30, 1998


Part II  Other Information

Item 1            Legal Proceedings

                           None

Item 2            Changes in Securities

                           None

Item 3            Defaults Upon Senior Securities

                           None

Item 4            Submission of Matters to a Vote of Security Holders

                           None

Item 5            Other Information

                           None

Item 6            Report on Form 8-K

                           No  reports  on Form 8-K have been  filed  during the
                  quarter ended September 30, 1998.

                                   Form 10-QSB

                           Benchmark Bankshares, Inc.

                               September 30, 1998


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  November 9, 1998                                   Ben L. Watson, III
                                                          ------------------
                                                          President and CEO






Date:  November 9, 1998                                   Janice C. Whitlow
                                                          -----------------
                                                          Cashier and Treasurer