Form 10KSB
period 1998-12-31
BENCHMARK BANKSHARES INC
filed 1999-03-24
CIK 804563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (Fee Required)

      For the fiscal year ended December 31, 1998.

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

         State issuer's revenues for its most recent fiscal year.  $14,974,283

         State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $33,057,027

         Note: If determining whether a person is an affiliate which involves an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by nonaffiliates on the basis of reasonable assumptions, if the assumptions are stated.

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

                  As of March 5, 1999 there were 3,011,134.017
                       shares outstanding of Common Stock.

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

   Proxy and information statement for the 1999 Annual Stockholders' Meeting,
                                Part III 14(c)10

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

         At December 31, 1998, the Company and its subsidiary employed 80 full-time and 19 part-time persons.

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

         The Bank offers a wide range of banking and related financial services to individuals and small to medium ranged businesses. The services offered are in the form of checking, savings accounts, NOW and money market accounts, certificates of deposit, business loans, personal loans, mortgage loans, and other consumer oriented financial services including IRA's, safe deposit, drive-up, night deposit, and automatic-teller machines at each office. The Bank does not offer any trust services.

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

Restrictions

Investments

         As required by the Virginia Security for Public Deposits Act, the Bank has pledged $3,504,150 of its investment portfolio to safeguard State and local municipalities' deposits as of December 31, 1998.

         By virtue of the Bank holding deposits for the Federal government, it is subject to Section 31CFR202 of the Code of Federal Regulation, which requires, in part, the collateralization of Federal deposits. As of December 31, 1998, the Bank had no Federal deposits on hand and no assets pledged as collateral.

         The Bank is required by Section 19 of the Federal Reserve Act to maintain a certain level of reserves consisting of cash and other liquid assets in proportion to types of deposit accounts held. At year end 1998, the Bank's vault cash met the statutory requirement so designated by the Act.

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

Indemnification

         The Articles of Incorporation of the Company mandate indemnification of Directors and Officers as a result of liability incurred by them in proceedings instituted against them by third parties, or by or on behalf of the Company itself, relating to the manner in which they have performed their duties unless they have been guilty of "willful misconduct or a knowing violation of the criminal law" in the performance of their duties. The indemnification provision is consistent with another recent amendment to the Corporation Act. Thus, the protection of the proposed amendment will extend to grossly negligent conduct but not to willful misconduct.

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

ITEM 2    PROPERTY

         The main office of the Bank, which is owned by the Bank, consists of three contiguous buildings. The combined office is a two-story building of masonry construction and contains approximately 6,200 square feet of space on the first floor, all of which is used for a full service banking operation, including five teller windows, loan offices, an automatic-teller machine, and customer service for Kenbridge. The bookkeeping and computer operations for the entire bank are located on the second floor of the office, which has 3,200 square feet of floor space. Additionally, there is an adjacent, but separate, three-lane drive-up facility located just behind the office.

         The Victoria branch office, also owned by the Bank, was constructed in 1982 and contains approximately 2,500 square feet of floor space. It houses four teller windows, has a drive-up window, which serves two lanes of traffic, and an automatic-teller machine.

         The Farmville branch office, which opened in June of 1989, contains approximately 1,650 square feet of floor space and is a leased facility. The Bank signed a new lease effective October 15, 1998. The lease has a five year original term with five additional options to renew for additional twelve month terms. The current monthly lease amount as of December 31, 1998 was $1,150. The office contains three teller windows. Currently, the office has no drive-up window. The Bank added a third office to the Branch in 1998, which is reflected as a leasehold improvement in the financial statements.

         The South Hill office, which opened for business in September, 1989, is also housed in a leased facility. During 1997, the Bank renegotiated its lease to extend the agreement to June 30, 2000. The lease provides for renewal options of twelve month periods for an additional five years. The current monthly lease amount as of December 31, 1998 was $1,250. This amount can be renegotiated in June of 1999. This office contains approximately 2,500 square feet of floor space and operates four teller windows, a drive-up window, which serves two lanes of traffic, and an automatic-teller machine.

         In 1993, the Bank opened a second office on Milnwood Road in the town of Farmville. The office is a two story structure of modern design. The first floor contains 3,967 square feet and provides space for the operation of three loan offices, four teller windows, a large customer lobby and new accounts area, a three lane drive-up, and an automatic-teller machine. The branch office's second floor has 2,240 square feet of space available for future expansion.

         On May 31, 1996, the Bank opened a full service branch in Crewe. The office is a one story brick structure. The office contains 2,600 square feet of floor space, which provides for an open lobby with three teller windows, two loan offices, and a new accounts area. The office has a three lane drive-up unit with an automatic-teller machine.

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

         The following table sets forth information concerning the market price of the stock since its initial listing:

                               Bid Price
                            of Common Stock

        1998

First Quarter                   $ 19.00
Second Quarter                    19.00
Third Quarter                     15.50
Fourth Quarter                    13.75

          1997

First Quarter(1)                $  8.88
Second Quarter(1)                  9.63
Third Quarter(1)                  12.50
Fourth Quarter                    15.50

       1996(1)

First Quarter                   $  7.88
Second Quarter                     8.38
Third Quarter                      8.38
Fourth Quarter                     8.63

       1995(1)

First Quarter                   $  6.75
Second Quarter                     7.00
Third Quarter                      6.88
Fourth Quarter                     7.00

       1994(1)

First Quarter                   $ 6.50
Second Quarter                    7.25
Third Quarter                     7.75
Fourth Quarter                    7.63

         During 1998, the Company declared a $.15 per share semi-annual dividend in June and $.16 per share semi-annual dividend in December. The semi-annual dividends declared in 1997 amounted to $.14 per share in June and $.15 per share in December when adjusted for the 2 for 1 stock split in 1997.

         As of December 31, 1998, there were 691 stock certificates issued to holders of record.

(1)Adjusted for a 2 for 1 stock split on October 2, 1997.

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

         As of December 31, 1998, there has been no issuance of preferred stock as authorized in the Articles of Incorporation.

ITEM 6      SELECTED FINANCIAL DATA - BENCHMARK BANKSHARES, INC.

                                       Years Ended December 31,
                             1998       1997       1996       1995       1994
                           (In thousands of dollars, except per share amounts)

Interest income            $ 14,328   $ 13,653   $ 12,729   $ 11,182   $  9,279
Interest expense              7,006      6,508      6,162      5,401      3,983
                           --------   --------   --------   --------   --------
Net interest income           7,322      7,145      6,567      5,781      5,296
Provision for loan losses       357        360        295        188        163
Other operating revenue         647        586        565        602        532
Other operating expense       3,825      3,600      3,327      3,048      2,857
                           --------   --------   --------   --------   --------

Income Before Income Taxes    3,787      3,771      3,510      3,147      2,808

Income Taxes                  1,143      1,192      1,064        938        833
                           --------   --------   --------   --------   --------

Net Income                    2,644      2,579      2,446      2,209      1,975

Per Share Data (1) (2)
   Net income                  0.89       0.88       0.85       0.77       0.70
   Cash dividends declared     0.31       0.29       0.24       0.18       0.14

Balance Sheet Amounts
   (at end of period)
      Total assets          185,381    158,735    150,908    135,364    115,306
      Total loans (3)       133,033    125,422    118,864    102,411     89,532
      Total deposits        164,892    140,742    135,360    121,623    104,636
      Total equity           19,015     16,652     14,362     12,501      9,861

Book value per share
(at end of period) (2)         6.34       5.66       4.96       4.36       3.48

Selected Financial Ratios
Net income to average equity  15.65      17.31      17.91      18.68      20.90
Net income to average assets   1.53       1.66       1.70       1.74       1.80
Loans to deposits (4)         81.62      90.10      88.70      85.06      86.43
Primary capital to total
  assets (at end of period)
  (5)                         10.95      10.99       9.25       9.62       9.57
Net interest yield (6)         4.17       4.90       4.57       4.82       5.16
Allowance for loan losses
  to loans (at end of
  period) (7)                  1.16       1.10       1.00       1.00       1.00
Nonperforming loans to loans
  (at end of period) (8)       1.05       1.12       1.02       0.66       0.88
Net charge-offs to average
  loans (4)                    0.15       0.14       0.11       0.05       0.09

(1) Average shares outstanding.
(2) Beginning  with  1994,   equity   includes  the  net  of  tax  impact  of
       unrecognized gains (losses) in the securities portfolio classified as available-for-sale. 1994 through 1996 adjusted for a 2 for 1 stock split occurring on October 2, 1997.
(3) Total loans net of unearned discount on installment loans and reserve for loan losses.
(4) For purposes of this ratio, loans represent gross loans less unearned interest income.
(5) Equity exclusive of unrealized securities gains plus allowance for loan loss less the deferred taxes related to loan losses to assets.
(6) Net interest income to total average earning assets.
(7) The difference of gross loans minus unearned interest income divided into the allowance for loan losses. (8) Nonperforming loans are loans accounted for on a nonaccrual basis and loans which are contractually past due 90 days or more. Average loans are gross average loans minus the average unearned interest income.

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

A Comparison of 1998 versus 1997

Results of Operations and Financial Conditions

     Net income of $2,644,165 in 1998 increased $65,457 or 2.54% from net income of $2,578,708 in 1997. Earnings per share of $.89 in 1998 increased $.01 or 1.14% from earnings per share of $.88 in 1997.

         During the year, the Bank posted a record earnings level. The growth in income resulted from growth in earning assets fueled by strong demand for deposit accounts within the trade area. The growth in loans did not parallel the increases in deposits and, correspondingly, the loan to deposit ratio declined to 81.62% from 90.10% for the previous year. Deposits increased $24,150,051 or 17.16% while loans grew a modest $7,777,600 or 6.13%. As a result, the Bank increased its level of investments in secondary reserves and short-term investments. The level of Federal funds sold increased $12,062,000 or 225.33% when compared to the previous year end total while investment securities grew $5,447,696 or 30.16%.

         In 1998, the Bank achieved a return on average assets of 1.53% as compared to a 1.66% return on average assets in 1997. While the rate of return was strong once again, it was lower than the previous year as the Bank experienced a decline in the interest rate margin spread as high yielding loan growth did not match deposit growth.

         The year ended 1998 reflected a decrease in return on equity as net income to average equity amounted to 15.65% as compared to the 1997 level of 17.31%. This decrease resulted from equity increasing through the sale of stock from the dividend reinvestment plan and the exercising of stock options at a greater rate than the income grew.

Net Interest Income

         Net interest income of $7,321,409 in 1998 reflected an increase of $176,550 or 2.47% over net interest income of $7,144,859 in 1997.

         Total interest income of $14,327,484 in 1998 showed an increase of $674,112 or 4.94% over total interest income of $13,653,372 in 1997. Total interest expense of $7,006,075 in 1998 reflected an increase of $497,562 or 7.64% over total interest expense of $6,508,513 in 1997.

         The increase in interest income resulted from a significant increase in investments rather than being a function of rate increases. Refer to Table D, "Analysis of Changes in Net Interest Income," for an analysis of the impact of volume and rate.

         To remain competitive in the marketplace, the Bank lowered loan rates by an average of 41 basis points. During the same period of time, deposit rates declined on average by 11 basis points as lower market rates were the norm for the industry. Refer to Table C, "Interest Rates Earned and Paid," for further analysis of interest rate activity.

Loans

         The Bank utilizes the following types of loans in servicing the trade area:

              Commercial (Time and Demand)                   15.56%
              Consumer (Installment)                         17.24
              Real Estate (Construction)                       .80
              Real Estate (Mortgage)                         66.40

         These types of loans have traditionally provided the Bank with a steady source of quality interest-earning assets. The maturities of these loans range from commercial loans and real estate construction loans maturing in less than one year to installment and real estate credits that may exceed five years. The mortgage loans, which represent 66.40% of the portfolio, are typically fifteen to twenty year payback loans with three to five year balloon options. By setting maturities of loans for a short-term, the Bank can effectively manage its asset/liability match, as most deposit accounts mature in one year or less.

Allowance for Loan Losses

         The 1998 year ending level of the allowance for loan losses amounted to $1,558,741. This amount represented an increase of $167,317 or 12.02% over the 1997 level of $1,391,424. During 1998, the gross loan portfolio increased 6.06% as the Bank capitalized on a favorable interest rate market to secure quality loans. While loans collateralized by real estate represented a majority of the loans, and the Bank's loan loss experience continued to be low, management elected to increase the allowance position due to a combination of loan growth, loan restructuring, and the general economic condition of the trade area. As of the year end 1998, the Bank's allowance for loan losses represented 1.16% of gross loans.

         During 1998, the Bank's loan loss ratio continued to be low as the ratio of net loan losses to average loans was .15% resulting from losses exceeding recoveries by $188,728. At year end, management feels the allowance for loan losses is adequate. In 1999, further provisions to supplement the allowance balance will be made periodically based on management's judgment as to the performance of the loan portfolio.

Noninterest Income and Noninterest Expense

         Total noninterest income, i.e., fees charged for customer services, for 1998 was $646,799. This represents an increase of $61,163 or 10.44% over the 1997 level of $585,636. The increase was directly related to an increase in other operating income as the Bank diversified into the area of investments and expanded automatic-teller machine markets.

         Total noninterest expense in 1998 of $3,824,902 reflects an increase of $225,165 or 6.26% over the 1997 level of $3,599,737. The increase resulted from normal increases in operations and salaries and benefits, as the Bank's Crewe office was open for the entire year and management continued to staff support people to handle the growth in operations.

Premises and Equipment

         The Bank's premises and equipment increased $424,658 during the year.

                 Increase in Capitalized Premises and Equipment
                            (in thousands of dollars)


                                                             Equipment,
                                           Leasehold       Furniture, and
             Office/Area    Building      Improvements        Fixtures

             Kenbridge      $      -        $      -          $102,687
             Victoria              -               -            90,386
             Farmville #1          -          23,831            43,838
             South Hill            -               -           101,703
             Farmville #2          -               -            52,209
             Crewe                 -               -            10,004
                            --------        --------          --------

             Total          $      -        $ 23,831          $400,827
                            ========        ========          ========

Federal Funds Sold and Purchased

         The 1998 year end level of Federal funds sold was $17,415,000. This level reflects an increase of $12,062,000 or 225.33% over the year ending 1997 level of $5,353,000. Federal funds sold are utilized as a short-term investment vehicle, as well as to provide liquidity. As of year end 1998, Federal funds sold as a percent of total assets increased to 9.39% as compared to 3.37% in 1997.

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

         For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains and losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The impact of this unrealized gain on securities positively impacted stockholders' equity in the amount of $163,100, therefore, affecting the book value of the Company's stock. The book value per share of the stock inclusive of the FAS 115 adjustment was $6.34, while the book value per share would have been $6.29 if reported exclusive of the FAS 115 impact.

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

         As of December 31, 1998, the Bank had $2,196,802 in outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

         At current year end, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, and an unfunded business loan. The total amount of these commitments amounted to $16,736,442.

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

         The Bank has significant concentrations of deposits with other financial institutions with balances consisting mainly of daily Federal funds sales and depository banking services with its primary correspondent bank. These deposits exclusive of Federal funds sold amounted to $3,924,156 as of December 31, 1998. Of this amount, $3,715,645 was in excess of FDIC insurance levels.

Liquidity

         The Bank's funding requirements are supplied by a wide range of traditional banking sources, including various types of demand, money market, savings, and certificates of deposit. Large certificates of deposit of $100,000 or more increased by $5,806,276 or 46.94% in 1998. These deposits currently represent 11.02% of the total deposit base. The Bank feels that the large certificates are more of a function of customer service than a competitive bid situation. The amount of these certificates of deposit maturing during 1999 is $10,506,798, while $7,669,570 matures between one and five years.

         A GAP analysis is presented in Table L. This analysis reflects the difference between maturing and repricing of interest-earning assets and interest-bearing liabilities. A positive gap indicates more assets are maturing than liabilities. Conversely, a negative gap indicates more liabilities mature than assets during a given period. Assets classified as immediately maturing are those assets which can be repriced or converted to cash immediately upon demand. Liabilities classified as immediately maturing are those which can be withdrawn on demand. The GAP analysis shows a net negative gap of $18,826,000 when immediately maturing interest-bearing liabilities are deducted from immediately maturing interest-earning assets. The cumulative gap decreases to a negative gap of $27,658,000 when comparing assets and liabilities maturing up to one year; however, the cumulative gap shifts to a positive position of $5,802,000 for one to five years. The deficit gap results from the customer preference for short-term liquidity in the current period of fluctuating rates, which affects not only deposits but also callable investments.

         The nature of the large gap deficit is an industry-wide situation that is typical of the banking industry where a bulk of the assets is financed by short-term deposits. To further compound the situation, Bank customers have shown a preference for longer terms on loans versus deposits as financial rates remain low.

         The Bank is satisfied that it can meet the liquidity needs by utilizing three to five year balloon notes for real estate financing and a one year maturity for commercial loans. This strategy, while not meeting exact liquidity needs on a dollar for dollar asset/liability mix, does provide a near match without sacrificing a positive interest rate spread.

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

         During the year ended 1998, the Company continued to experience record earnings through the operation of the Bank. Through earnings, the Company generated an additional $1,716,941 in capital. This activity, plus the net sale of $11,688 common stock through the dividend reinvestment plan and the stock option plan, raised year end capital exclusive of unrealized security gains net of tax effect to a level of $18,852,113 or a 14.43% increase over the 1997 year ending level of $16,474,727.

         The primary capital to total assets ratio stands at 10.25% as of December 31, 1998. This amount is well above current industry standards. Refer to Item 14(d)(5) for additional capital ratio analysis. Due to the increase in earnings, subsequent earnings retention, and sale of common stock, the Company's capital position was strengthened and, as a result, the Company remains well capitalized for the banking industry.

         Pursuant to regulations of the Federal Reserve Board, the Bank is required to maintain certain minimum levels of capital in its Bank subsidiary. At December 31, 1998, the Bank maintained the following capital ratios:

          Total Capital to Risk Weighted Assets             14.64%
          Tier I Capital to Risk Weighted Assets            13.40%
          Tier I Capital to Total Book Assets                9.33%

         These  ratios  exceed  the  minimum   ratios   required  by  regulatory
authorities for the Bank to be considered well capitalized.

Inflationary Factors

         The Bank's earnings are greatly impacted by inflation and the actions of the Federal Reserve Board. The year 1998 saw declining rates that resulted in decreases in deposit rates and more significant declines in loan rates. The interest spread for the year was 4.33% or a 6.48% decline from 1997's interest spread margin.

Lending and Funding Strategies

         The Bank relies on traditional sources of funding such as demand deposits, interest- bearing checking, money market deposit accounts, savings accounts, and certificates of deposit for funding its activities. These funds are subsequently loaned to the local community, with the exception of cash and prudent liquidity needs. Traditionally, the Bank has experienced a strong loan demand.

         At year end 1998, the loan-to-deposit ratio amounted to 81.62%. This represents a decrease of 9.41% over the year end level of 1997 as the Bank experienced a greater rate of growth from deposits versus loans.

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

         The Bank experienced significant growth during the last decade. By expanding the trade area into neighboring counties and towns, the Bank has been able to attract quality loans and deposits at profitable levels. As management looks to the future, they feel that the trade area provides future growth potential as the Bank offers new financial services. The new computer system acquired during the year has the capability to expand the Bank's services beyond the traditional services offered thus providing a solid technological platform upon which to grow.

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

                 Increase in Capitalized Premises and Equipment
                            (in thousands of dollars)


                                                          Equipment,
                                        Leasehold       Furniture, and
          Office/Area    Building      Improvements        Fixtures

          Kenbridge       $ 5,878        $     -           $10,107
          Victoria          2,500              -             9,639
          Farmville #1          -         20,925             4,213
          South Hill            -              -             5,022
          Farmville #2      3,620              -             4,213
          Crewe                 -              -             4,213
                          -------        -------           -------

          Total           $11,998        $20,925           $37,407
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

TABLE A.  COMPARATIVE SUMMARY OF EARNINGS
                                          Years Ending December 31,
                                   1998              1997          1996
                              (In thousands of dollars, except per share data)

Interest Income
 Loans                        $      12,456  $       12,235    $      11,319
 U. S. Government Securities            680             533              539
 State and political
   subdivision securities               493             492              591
 Other securities                         6               6                6
 Federal funds sold                     693             388              274
                              -------------  --------------    -------------

     Total Interest Income           14,328          13,654           12,729

Interest Expense
   Deposits
      Interest-bearing checking         760             709              629
      Savings                           286             282              269
      Time                            5,960           5,518            5,264
                              -------------  --------------    -------------

     Total Interest Expense           7,006           6,509            6,162
                              -------------  --------------    -------------

Net Interest Income                   7,322           7,145            6,567

Provision for Loan Losses               357             360              295
                              -------------  --------------    -------------

     Net Interest Income
       After Provision for
       Loan Losses                    6,965           6,785            6,272

Noninterest Income
   Service charges on deposit
      accounts                          431             411              352
   Other                                214             169              222
   Net investment securities
      gains (losses)                     (1)             (2)              (9)
   Gain on sale of other real
      estate                              3               7                -
                              -------------  --------------    -------------

     Total Noninterest Income           647             585              565

Noninterest Expense
   Salaries                           2,036           1,890            1,777
   Employee benefits                    448             392              419
   Occupancy expense                    199             210              169
   Other operating expense            1,142           1,107              962
                              -------------  --------------    -------------

     Total Noninterest Expense        3,825           3,599            3,327
                              -------------  --------------    -------------

Net Income Before Taxes               3,787           3,771            3,510
Income Tax                            1,143           1,192            1,064
                              -------------  --------------    -------------

     Net Income               $       2,644  $        2,579    $       2,446
                              =============  ==============    =============

Per Share - Based on
  Weighted Average
    Net income                $        0.89  $         0.88(1) $        1.69(1)
    Average shares
      outstanding             2,978,930.855  2,925,206.402 (1) 2,889,868.240(1)


(1) Restated to reflect a 2 for 1 stock split effective October 2, 1997.

TABLE B.  AVERAGE BALANCE SHEETS

                            (In thousands of dollars)

                                           Years Ended December 31,
                                    1998             1997              1996
                                    ----             ----              ----

                              Amount     %     Amount     %     Amount       %

Assets
  Cash and due from banks    $  5,056   2.94  $  4,548   2.92  $  4,333    3.01
  Investment securities        20,492  11.90    17,071  10.97    18,558   12.91
  Federal funds sold           12,941   7.51     7,045   4.53     4,793    3.33
  Loans                       128,054  74.34   121,780  78.22   111,604   77.63
  Bank premises and equipment   3,121   1.81     3,080   1.98     2,697    1.88
  Accrued interest              1,471   0.85     1,388   0.89     1,305    0.92
  Other assets                  1,122   0.65       768   0.49       465    0.32
                             -------- ------  -------- ------  --------  ------
                             $172,257 100.00  $155,680 100.00  $143,755  100.00
                             ======== ======  ======== ======  ========  ======

Liabilities and Stockholders' Equity
   Deposits
      Demand                 $ 34,661  20.12  $ 28,440  18.27  $ 25,178   17.51
      Savings and MMA          16,043   9.31    15,677  10.07    14,431   10.04
      Time                    103,770  60.24    95,726  61.49    89,590   62.32
   Accrued interest               717   0.42       651   0.42       612    0.43
   Other liabilities              174   0.10       287   0.18       282    0.20
   Stockholders' equity        16,892   9.81    14,899   9.57    13,662    9.50
                             -------- ------  -------- ------  --------  ------
                             $172,257 100.00  $155,680 100.00  $143,755  100.00
                             ======== ======  ======== ======  ========  ======

TABLE C.  INTEREST RATES EARNED AND PAID (In thousands of dollars)

                                           1998                        1997                          1996
                                           ----                        ----                          ----
                               Average              Yield/  Average              Yield/  Average               Yield/
Description                    Balance    Interest  Rate    Balance   Interest   Rate    Balance    Interest   Rate
-----------                    ---------  --------  ----    -------   --------   ----    -------    --------   ----

Interest-Earning Assets
   Investment securities      $  20,492   $ 1,179   5.75%  $  17,071   $ 1,031   6.04%  $  18,558   $ 1,136    6.12%
   Federal funds sold            12,941       693   5.36%      7,045       388   5.51%      4,793       274    5.72%
   Loans (1) (2)                128,054    12,456   9.73%    123,078    12,234   9.94%    112,730    11,319   10.04%
                               --------   -------   -----   --------   -------   -----   --------   -------   ------

                               $161,487    14,328   8.87%   $147,194    13,653   9.28%   $136,081    12,729    9.35%
                               ========   =======   =====   ========   =======   =====   ========   =======   ======

Interest-Bearing Liabilities
   Deposits                    $154,474     7,006   4.54%   $139,843     6,509   4.65%   $129,199     6,162    4.77%
                               ========   -------   =====   ========   -------   =====   ========   -------   ======

Net interest income/yield (3) (4)         $ 7,322                      $ 7,144                      $ 6,567
                                          =======                      =======                      =======

Interest spread (5)                                 4.33%                        4.63%                         4.58%







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

TABLE D.  ANALYSIS OF CHANGE IN NET INTEREST INCOME (In thousands of dollars)

                                   Year 1998 over 1997              Year 1997 over 1996
                              Increase (Decrease)   Total      Increase (Decrease)   Total
                              Due to Change In:    Increase    Due to Change In:    Increase
                              Volume      Rate    (Decrease)   Volume    Rate      (Decrease)
Increase (Decrease) in
  Investment securities       $  313    $ (165)    $  148      $  (91)   $(14)       $(105)
  Federal funds sold             647      (342)       305         129     (15)         114
  Loans                          747      (526)       221       1,040    (124)         916
                              ------    -------    -------     -------   -----       ------

          Total                1,707    (1,033)       674       1,078    (153)         925

Interest Expense
  Deposit accounts             1,096      (598)       498         508    (161)         347
                              ------    -------    -------     -------   -----       ------

Increase (Decrease) in
  Net Interest Income         $  611    $ (435)    $  176      $  570    $  8        $ 578
                              ======    =======    =======     =======   =====       ======


                                   Year 1996 over 1995
                              Increase (Decrease)    Total
                              Due to Change In:     Increase
                              Volume      Rate     (Decrease)
Increase (Decrease) in
  Investment securities       $  134    $   (6)     $  128
  Federal funds sold            (195)       (8)       (203)
  Loans                        1,068       554       1,622
                              -------   -------     -------

          Total                1,007       540       1,547

Interest Expense
  Deposit accounts               713        50         763
  Federal funds purchased
    and other borrowed
    money                         (2)        -          (2)
                              -------   -------     -------

          Total                  711        50         761
                              -------   -------     -------

Increase (Decrease) in
  Net Interest Income         $  296    $  490      $  786
                              =======   =======     =======

TABLE E.  INVESTMENT SECURITIES

         The carrying amount and approximate market values of investment securities are summarized below:
                                        Book    Unrealized Unrealized   Market
                                        Value      Gains     Losses      Value
Available-for-Sale
  December 31, 1998
   U. S. Government agencies        $ 6,087,700  $ 32,040  $29,844  $ 6,089,896
   State and political subdivisions  11,103,051   287,810   42,584   11,348,277
   Pooled securities                  1,685,303     5,547    5,849    1,685,001
                                    -----------  --------  -------  -----------

                                    $18,876,054  $325,397  $78,277  $19,123,174
                                    ===========  ========  =======  ===========
  December 31, 1997
   U. S. Government agencies        $ 5,984,948  $ 32,646  $ 9,735  $ 6,007,859
   State and political subdivisions   7,939,452   246,386      290    8,185,548
                                    -----------  --------  -------  -----------

                                    $13,924,400  $279,032  $10,025  $14,193,407
                                    ===========  ========  =======  ===========
Held-to-Maturity
  December 31, 1998
   U. S. Government agencies        $ 3,499,716  $  5,284  $23,878  $ 3,481,122
   State and political subdivisions     747,622     8,289    7,999      747,912
   Other securities                     137,000         -        -      137,000
                                    -----------  --------  -------  -----------

                                    $ 4,384,338  $ 13,573  $31,877  $ 4,366,034
                                    ===========  ========  =======  ===========
  December 31, 1997
   U. S. Government agencies        $ 2,999,409  $  1,257  $ 1,806  $ 2,998,860
   State and political subdivisions     730,000     7,819        -      737,819
   Other securities(1)                  137,000         -        -      137,000
                                    -----------  --------  -------  -----------

                                    $ 3,866,409  $  9,076  $ 1,806  $ 3,873,679
                                    ===========  ========  =======  ===========


(1)Other securities consist of required investments with the Federal Reserve and Community Bankers' Bank.

         The maturities of investment securities at December 31, 1998 were as follows:

                                                Book Value       Market Value

Available-for-Sale
   Due in one year or less                    $     570,175    $     574,170
   Due from one to five years                     6,050,883        6,157,585
   Due from five to ten years                     9,480,837        9,649,641
   After ten years                                2,774,159        2,741,778
   Other securities                                 137,000          137,000

Held-to-Maturity
   Due from one to five years                       500,000          492,655
   Due from five to ten years                     3,747,338        3,736,378


         Securities having a book value of $3,643,382 and $4,345,331 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes.

         In the event of the sale of securities, the cost basis of the security, adjusted for the amortization of premium or discounts, will be used when calculating gains or losses.

         The maturity distribution, book value, and approximate tax equivalent yield (assuming a 34% Federal income tax rate) of the investment securities portfolio at December 31, 1998 is presented in the following table (in thousands of dollars):


                                                        Maturity

                                                    After One but            After Five but
                          Within One Year            Within Five               Within Ten               After Ten
                          Amount    Yield(2)      Amount     Yield(2)       Amount     Yield(2)      Amount    Yield(2)

U. S. Government
   Securities             $      -    -         $3,778,406   5.99%       $ 7,733,214   6.35%      $  508,721   6.31%
State and Political
   Subdivisions            570,175  4.08%        2,772,477   3.82%         5,494,961   4.29%       2,265,438   4.38%
                          --------              ----------               -----------              ----------

          Total(1)        $570,175              $6,550,883               $13,228,175               $2,774,159
                          ========              ==========               ===========               ==========



(1)Values stated at book value, exclusive of other securities, which include Federal Reserve Bank stock and Community Bankers' Bank stock which amount to $87,000 and $50,000, respectively, at year end 1998.

(2) The yield is the weighted average Federal Tax Equivalent yield on cost.

TABLE F.  LOAN PORTFOLIO

         The table below classifies gross loans by major category and percentage distribution at December 31 for 1998, 1997, and 1996:

                                       1998                  1997               1996
                                Amount       %        Amount       %      Amount     %

Commercial                   $20,978,190   15.56   $20,826,296   16.38   $33,850   28.13
Installment                   23,240,533   17.24    24,011,216   18.89    22,054   18.32
Real Estate - Construction     1,079,593     .80     1,101,316     .87     2,063    1.72
Real Estate - Mortgage        89,519,904   66.40    81,172,133   63.86    62,390   51.83


         The following table shows maturities of the major loan categories and their sensitivity to changes in investment rates at December 31, 1998 for fixed interest rate and floating interest rate loans:

                                           Due After
                                           One Year
                              One Year     but Within   Due After
                              or Less      Five Years   Five Years
                             Fixed Rate    Fixed Rate   Fixed Rate     Total

Commercial                  $20,398,929   $   400,000  $        -  $ 20,798,929
Installment                   3,375,124    19,805,745      59,664    23,240,533
Real Estate - Construction    1,079,593             -           -     1,079,593
Real Estate - Mortgage       28,469,070    57,315,867   1,516,077    87,301,014
                            -----------   -----------  ----------  ------------

     Total                  $53,322,716   $77,521,612  $1,575,741  $132,420,069
                            ===========   ===========  ==========  ============


                                           Over One
                                           Year but
                             One Year     Within Five      Over
                              or Less        Years      Five Years
                           Floating Rate Floating Rate Floating Rate   Total

Commercial                  $   179,261   $         -  $        -  $    179,261
Installment                           -             -           -             -
Real Estate                   2,218,890             -           -     2,218,890
                            -----------   -----------  ----------  ------------

     Total                  $ 2,398,151   $         -  $        -  $  2,398,151
                            ===========   ===========  ==========  ============

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

         Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. The following table presents information concerning nonperforming loans for the periods indicated:

                                                         December 31,
                                                   1998       1997       1996
                                                   (In thousands of dollars)

Commercial
  Nonaccrual                                     $  115     $    -     $  715
  Contractually past due 90 days or more              3          6          7

Installment
  Nonaccrual                                         97         25        118
  Contractually past due 90 days or more             59         39        119

Real Estate
  Nonaccrual                                        378        603        312
  Contractually past due 90 days or more            709        753        216
                                                 ------     ------     ------

                                                 $1,361     $1,426     $1,487
                                                 ======     ======     ======

Nonperforming loans to gross loans at year end    1.01%      1.12%      1.24%

Effect of nonaccrual loans on interest revenue   $  50      $  96      $  30

TABLE H.  SUMMARY OF LOAN LOSS EXPERIENCE

         Loan losses have not been a significant negative factor for the Bank. The following table presents the Bank's loan loss experience and selected loan ratios for the three years ended December 31, 1998, 1997, and 1996:

                                                  1998       1997       1996
                                                   (In thousands of dollars)

Allowance for loan losses at beginning of year  $  1,392   $  1,204   $  1,037

Loan Charge-Offs
   Commercial                                        (16)       (78)       (11)
   Installment                                      (236)      (186)      (177)
   Real Estate                                       (54)       (22)       (29)
                                                ---------  ---------  ---------

               Total Charge-Offs                    (306)      (286)      (217)

Recoveries of Loans Previously Charged-Off
   Commercial                                          -         10          -
   Installment                                       117        104         89
                                                ---------  ---------  ---------

               Total Recoveries                      117        114         89
                                                ---------  ---------  ---------

Net loans charged-off                               (189)      (172)      (128)

Provision for loan losses                            356        360        295
                                                ---------  ---------  ---------

Allowance for loan losses at end of year        $  1,559   $  1,392   $  1,204
                                                =========  =========  =========

Average total loans (net of unearned income)    $129,534   $123,073   $112,730
Total loans (net of unearned income) at
   year end                                      134,591    126,814    120,068

Selected Loan Loss Ratios
   Net charge-offs to average loans                 .15%      0.14%      0.11%
   Provision for loan losses to average loans 0.28% 0.30% 0.26% Provision for loan losses to net
      charge-offs %                              188.36%    209.30%    230.47%
   Allowance for loan losses to year end loans     1.15%      1.10%      1.00%
   Loan loss coverage(1)                          21.92X     24.02X     29.73X
















(1) Income before income taxes plus provision for loan losses, divided by net charge-offs.

TABLE I.  COMPOSITION OF ALLOWANCE FOR LOAN LOSSES (In thousands of dollars)

                                          1998                              1997                               1996
                                          ----                              ----                               ----
                                                   Percentage                        Percentage                          Percentage
                             Allowance  Breakdown   of Loans   Allowance  Breakdown   of Loans    Allowance  Breakdown    of Loans
                              Amount        %      Outstanding  Amount        %      Outstanding    Amount       %       Outstanding
                              ------        -      -----------  ------        -      -----------    ------       -       -----------

Commercial                    $  324      20.78       15.56     $  548      39.40       27.33       $  260     21.59        28.13
Installment                      923      59.20       17.24        634      45.58       18.92          875     72.67        18.32
Real Estate - Construction         -          -        0.80          -          -        0.75            -         -         1.72
Real Estate - Mortgage           312      20.02       66.40        209      15.02       53.00           69      5.74        51.83
                              ------     ------      ------     ------     ------      ------       ------    ------       ------

          Total               $1,559     100.00      100.00     $1,391     100.00      100.00       $1,204    100.00       100.00
                              ======     ======      ======     ======     ======      ======       ======    ======       ======


TABLE J.  DEPOSITS

     The  breakdown on average  deposits for the years  indicated is as follows:
(In thousands of dollars)

                                           1998           1997            1996
                                           ----           ----            ----
                                      Average        Average         Average
                                      Balance  Rate  Balance   Rate  Balance   Rate

Noninterest-bearing demand deposits  $ 17,263     -  $ 14,354     -  $ 12,257     -
Interest-bearing demand deposits       17,398  3.00    14,550  3.18    12,915  3.18
Money market accounts                   6,785  3.50     6,536  3.50     6,174  3.50
Savings                                 9,258  3.07     8,678  3.25     8,263  3.25
Time                                  103,770  5.78    95,726  5.67    89,590  5.90
                                     --------  ----  --------  ----  --------  ----

                                     $154,474        $139,844        $129,199
                                     ========        ========        ========


         Remaining maturities of time certificates of deposit of $100,000 or more at December 31, 1998 are shown below (in thousands of dollars):

      Maturity                                              December 31, 1998

Three months or less                                           $ 2,845,058
Three to six months                                              2,522,566
Six to twelve months                                             5,139,174
One to three years                                               5,300,266
Three to five years                                              2,369,304
                                                               -----------

                   Total                                       $18,176,368
                                                               ===========

TABLE K.  RETURN ON EQUITY AND ASSETS

         The following table highlights certain ratios for the three years ended December 31, 1998, 1997, and 1996 (in thousands of dollars):

                                                       1998     1997     1996
                                                       ----     ----     ----

Income before securities gains and losses to
   Average total assets                                1.54%    1.66%    1.70%
   Average stockholders' equity                       15.66%   17.32%   17.97%

Net income to
   Average total assets                                1.53%    1.66%    1.69%
   Average stockholders' equity                       15.65%   17.30%   17.90%

Dividend pay out ratio (dividends declared per
   share divided by net income per share)             34.83%   32.95%   27.81%

Average stockholders' equity to average total
   assets ratio                                        9.81%    9.57%    9.50%

TABLE L.
                                  GAP Analysis
                                December 31, 1998


         The following table reflects interest-rate sensitive assets and liabilities only. The following table sets forth at December 31, 1998 interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specific period. (In thousands of dollars)

                         Scheduled Maturity or Repricing

                                    Immediately  3 Months
                                     Adjusted    or Less     3-6 Months   6 Mos.-1 Yr.  1-5 Years  Over 5 Years    Total
                                     --------    -------     ----------   ------------  ---------  ------------    -----

Gross loans                          $      -    $  8,012     $ 10,231      $ 34,180     $77,522     $ 4,873     $134,818
Investment securities (1)(2)                -           -          570             -       6,551      16,002       23,123
Federal funds sold                     17,415           -            -             -           -           -       17,415
                                     ---------   ---------    ---------     ---------    -------     --------    --------

  Total Interest-Earning Assets      $ 17,415    $  8,012     $ 10,801      $ 34,180     $84,073     $ 20,875    $175,356
                                     =========   =========    =========     =========    =======     ========    ========

Interest-Bearing Liabilities
  Interest-bearing demand deposits   $ 19,726    $      -     $      -      $      -     $     -     $     -     $ 19,726
  Money market deposits                 6,851           -            -             -           -           -        6,851
  Savings                               9,664           -            -             -           -           -        9,664
  Time deposits                             -      15,144       16,450        30,231      50,613          12      112,450
                                     ---------   ---------    ---------     ---------    -------     --------    --------

   Total Interest-Bearing Deposits   $ 36,241    $ 15,144     $ 16,450      $ 30,231     $50,613     $    12     $148,691
                                     =========   =========    =========     =========    =======     ========    ========

Difference Between Interest-Earning
  Assets and Interest-Bearing
    Liabilities (GAP)                $(18,826)   $ (7,132)    $ (5,649)     $  3,949     $33,460     $20,863     $ 26,665
    Cumulative (GAP)                  (18,826)    (25,958)     (31,607)      (27,658)      5,802      26,665
    Cumulative interest-earning
      assets to interest-bearing
      liabilities                       48.05%      49.48%       53.41%        71.80%     103.90%     117.93%




(1) Does not include $87,000 in Federal Reserve stock and $50,000 in Community Bankers' Bank stock.
(2) All   securities   are  stated  at  book  value   regardless   of  security
       classification as to available-for-sale and held-to-maturity.

ITEM 8    FINANCIAL STATEMENTS

Management's Report on Financial Statements
Independent Auditor's Report

Financial Statements

     Consolidated Statements of Financial Condition - December 31, 1998 and 1997 Consolidated Statements of Income - Years Ended December 31, 1998, 1997,
         and 1996
     Consolidated Statements of Changes in Stockholders' Equity - Years Ended
         December 31, 1998 and 1997
     Consolidated  Statements  of Cash Flows - Years Ended  December  31,  1998,
         1997, and 1996
     Notes to Consolidated Financial Statements - December 31, 1998, 1997, and 1996

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

                                January 20, 1999


                          Independent Auditor's Report


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have audited the accompanying consolidated statements of financial condition of Benchmark Bankshares, Inc. (a Virginia corporation) and Subsidiary, as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Benchmark Bankshares, Inc. and Subsidiary, as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.





                                     Creedle, Jones, and Alga, P. C.
                                     Certified Public Accountants

                                                                 Page 39 of 81
                                                                     Exhibit A
                                                                        Page 1

                           Benchmark Bankshares, Inc.

                 Consolidated Statements of Financial Condition

                           December 31, 1998 and 1997


                                   A S S E T S

                                                   1998                1997
                                                   ----                ----

Cash and due from banks                        $  5,235,130       $  4,595,094
Federal funds sold                               17,415,000          5,353,000
Investment securities                            23,507,512         18,059,816

Loans                                           134,818,220        127,110,962
  Less
    Unearned interest income                       (226,755)          (297,097)
    Allowance for loan losses                    (1,558,741)        (1,391,424)
                                               -------------      -------------

               Net Loans                        133,032,724        125,422,441

Premises and equipment - net                      3,200,391          2,997,866
Accrued interest receivable                       1,562,214          1,236,384
Deferred income taxes                               328,393            266,401
Refundable income taxes                              33,961                  -
Other real estate                                   697,862            533,234
Other assets                                        367,764            270,659
                                               -------------      -------------
               Total Assets                    $185,380,951       $158,734,895
                                               =============      =============

                                                                 Page 40 of 81
                                                                     Exhibit A
                                                                        Page 2

                           Benchmark Bankshares, Inc.

                 Consolidated Statements of Financial Condition

                           December 31, 1998 and 1997


                      Liabilities and Stockholders' Equity

                                                   1998               1997
                                                   ----               ----

Deposits
   Demand (noninterest-bearing)                $ 16,201,313       $ 13,859,115
   NOW accounts                                  19,726,296         15,707,189
   Money market accounts                          6,850,631          6,564,365
   Savings                                        9,663,857          8,320,696
   Time, $100,000 and over                       18,176,368         12,370,092
   Other time                                    94,273,691         83,920,648
                                               ------------       ------------

               Total Deposits                   164,892,156        140,742,105

Accrued interest payable                            808,284            708,315
Accrued income tax payable                                -             49,867
Dividends payable                                   479,594            440,824
Other liabilities                                   185,704            141,512
                                               ------------       ------------

               Total Liabilities                166,365,738        142,082,623

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares;  issued
      and outstanding 12-31-98 2,997,465.366,
      issued and outstanding 12-31-97
      2,942,811.048 shares                          629,678            617,990
   Capital surplus                                4,314,339          3,667,557
   Retained earnings                             13,908,096         12,189,180
   Unrealized security gains net of tax effect      163,100            177,545
                                               ------------       ------------

               Total Stockholders' Equity        19,015,213         16,652,272
                                               ------------       ------------

               Total Liabilities and
                  Stockholders' Equity         $185,380,951       $158,734,895
                                               ============       ============














See independent auditor's report and accompanying notes to financial statements.

                                                                 Page 41 of 81
                                                                     Exhibit B
                                                                        Page 1

                           Benchmark Bankshares, Inc.

                        Consolidated Statements of Income

                  Years Ended December 31, 1998, 1997, and 1996


                                     1998             1997            1996
                                     ----             ----            ----

Interest Income
 Interest and fees on loans      $  12,455,825  $   12,234,895  $   11,319,244
 Interest on investment securities
   U. S. Government agencies           680,074         533,239         539,123
   State and political subdivisions    492,758         491,853         591,344
   Other securities                      5,795           5,770           5,745
   Interest on Federal funds sold      693,032         387,615         273,935
                                 -------------- --------------- ---------------

          Total Interest Income     14,327,484      13,653,372      12,729,391

Interest Expense
 Interest-bearing checking deposits    759,973         709,162         629,243
 Savings deposits                      286,247         281,848         268,933
 Time deposits                       5,959,855       5,517,503       5,263,644
                                 -------------- --------------- --------------

          Total Interest Expense     7,006,075       6,508,513       6,161,820
                                 -------------- --------------- --------------

Net Interest Income                  7,321,409       7,144,859       6,567,571

Provision for Loan Losses              356,515         359,617         295,159
                                 -------------- --------------- ---------------

Net Interest Income After Provision
   for Loan Losses                   6,964,894       6,785,242       6,272,412

Other Income
  Service charges on deposit accounts  431,144         411,430         352,356
  Other operating income               213,641         169,015         222,044
  Net investment securities gains
    (losses)                              (986)         (1,674)         (9,111)
   Gain on sale of other real estate     3,000           6,865               -
                                 -------------- --------------- ---------------

          Total Other Income           646,799         585,636         565,289

Other Expenses
   Salaries                          2,036,436       1,890,099       1,776,867
   Employee benefits                   447,663         392,111         418,879
   Occupancy expense                   198,601         210,302         168,981
   Other operating expenses          1,142,202       1,107,225         962,731
                                 -------------- --------------- --------------

          Total Other Expenses       3,824,902       3,599,737       3,327,458
                                 -------------- --------------- --------------

Income Before Income Taxes           3,786,791       3,771,141       3,510,243
Provision for Income Taxes           1,142,626       1,192,433       1,063,785
                                 -------------- --------------- --------------

          Net Income                 2,644,165       2,578,708       2,446,458

                                                                 Page 42 of 81
                                                                     Exhibit B
                                                                        Page 2


                                      1998           1997(1)         1996(1)
                                      ----           ----            ----

Other Comprehensive Income, Net of Tax
   Net unrealized holding losses arising
      during period                    (14,445)              -               -
                                 -------------- --------------- ---------------

Comprehensive Income             $   2,629,720  $    2,578,708  $    2,446,458
                                 ============== =============== ===============

Earnings Per Share of
   Common Stock                  $        0.89  $         0.88  $         0.85
                                 ============== =============== ===============

Average Shares Outstanding       2,978,930.855   2,925,206.402    2,889,868.24
                                 ============== =============== ===============










































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

                                                                 Page 43 of 81
                                                                     Exhibit C


                           Benchmark Bankshares, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                     Years Ended December 31, 1998 and 1997

                                                                                  Unrealized
                                              Common                  Retained     SEC Gain
                                Shares(1)     Stock      Surplus      Earnings     (Loss)(2)     Total

Balance January 1, 1997       2,899,791.704  $304,478   $3,262,299   $10,753,919   $ 40,977   $14,361,673

Net Income                                                             2,578,708                2,578,708

Sale of Stock                    43,039.390     5,124      405,450                                410,574
Redemption of Stock                 (20.046)       (2)        (192)                                  (194)

Semi-Annual Cash
  Dividend Declared
    June 19, 1997, $.14 per
      share(1)                                                          (394,226)                (394,226)
    December 18, 1997, $.15 per
      share                                                             (440,824)                (440,824)

Capitalization of Retained
  Earnings                                    308,390                   (308,390)                       -
Adjustments                                                                   (7)                      (7)

Unrealized Security Gains
   Net of Tax                                                                       136,568       136,568
                              -------------- ---------  -----------  ------------  ---------  -----------
Balance December 31, 1997     2,942,811.048   617,990    3,667,557    12,189,180    177,545    16,652,272

Net Income                                                             2,644,165                2,644,165

Sale of Stock                    55,055.478    11,562      653,800                                665,362
Redemption of Stock                (401.160)      (84)      (7,018)                                (7,102)

Semi-Annual Cash
   Dividend Declared
      June 18, 1998, $.15 per
         share                                                          (447,630)                (447,630)
      December 17, 1998, $.16
         per share                                                      (479,594)                (479,594)

Adjustments                                       210                      1,975                    2,185

Unrealized Security Gains
   (Losses)                                                                         (14,445)      (14,445)
                              -------------- ---------  -----------  ------------  ---------  ------------

Balance December 31, 1998     2,997,465.366  $629,678   $4,314,339   $13,908,096   $163,100   $19,015,213
                              ============== =========  ===========  ============  =========  ============







(1) Adjusted to reflect a 2 for 1 stock split on October 2, 1997.

(2) Net of tax effect.

See independent auditor's report and accompanying notes to financial statements.

                                                                 Page 44 of 81
                                                                     Exhibit D
                                                                        Page 1
                           Benchmark Bankshares, Inc.

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1998, 1997, and 1996

                                           1998          1997          1996
                                           ----          ----          ----

Cash Flows from Operating Activities
   Interest received                   $14,001,654   $13,671,429   $12,742,917
   Fees and commissions received           765,183       206,312       574,400
   Interest paid                        (6,906,106)   (6,492,143)   (6,120,697)
   Cash paid to suppliers and employees (3,780,710)   (3,366,903)   (3,402,857)
   Income taxes paid                    (1,314,685)   (1,177,997)   (1,226,078)
                                       ------------  ------------  ------------

               Net Cash Provided by
                  Operating Activities   2,765,336     2,840,698     2,567,685

Cash Flows from Investing Activities
   Proceeds from sale of investment
      securities available-for-sale        190,951       822,196     1,870,287
   Proceeds from maturity of
      investments                       10,978,575     3,690,660       780,300
   Purchase of investment securities   (17,021,520)   (3,921,787)   (2,370,000)
   Loans originated                    (84,916,074)  (73,215,505)  (70,341,575)
   Principal collected on loans         77,208,816    66,312,331    53,721,326
   Purchase premises and equipment        (453,986)      (70,331)   (1,269,643)
                                       ------------  ------------  ------------

               Net Cash (Used) by
                  Investing Activities (14,013,238)   (6,382,436)  (17,609,305)

Cash Flows from Financing Activities
   Net increase in demand deposits
      and savings accounts               7,990,732     2,627,243     4,620,289
   Payments for maturing certificates
      of deposit                       (24,428,638)  (25,883,507)  (25,409,086)
   Proceeds from sales of certificates
     of deposit                         40,587,957    28,638,551    34,525,976
   Dividends paid                         (888,454)     (785,736)     (575,144)
   Sale of common stock                    658,470       410,380       258,428
   Proceeds (payments) from other
      borrowed money                             -             -      (155,000)
   Proceeds from sale of other assets       29,871             -             -
                                       ------------  ------------  ------------

               Net Cash Provided by
                  Financing Activities  23,949,938     5,006,931    13,265,463
                                       ------------  ------------  ------------

Net Increase (Decrease) in Cash and
   Cash Equivalents                     12,702,036     1,465,193     (1,776,157)

Cash and Cash Equivalents -
   Beginning of Year                     9,948,094     8,482,901     10,259,058
                                       ------------  ------------  ------------

Cash and Cash Equivalents -
   End of Year                         $22,650,130   $ 9,948,094   $  8,482,901
                                       ============  ============  ============

                                                                 Page 45 of 81
                                                                     Exhibit D
                                                                        Page 2


                                           1998          1997          1996
                                           ----          ----          ----

Reconciliation of Net Income to Net
   Cash Provided by Operating Activities
      Net income                        $2,644,165    $2,578,708    $2,446,458
      Adjustments to reconcile net
         income to net cash provided by
         operating activities
            Depreciation                   221,590       194,199       148,150
            Provision for probable credit
               losses and recoveries       473,736       359,617       295,159
            Increase (Decrease) in taxes
               payable                     (49,867)       49,867       (97,302)
            (Increase) Decrease in
               refundable taxes            (33,961)       33,681       (33,681)
            (Increase) Decrease in
               interest receivable        (325,830)       18,057        13,526
            Increase in interest payable    99,969        16,370        41,123
            (Increase) in other real
               estate                     (164,628)     (314,360)     (218,874)
            (Increase) in other assets     (91,105)      (59,773)      (57,079)
            (Increase) in deferred taxes
               exclusive of unrealized
               security gains (losses)     (50,911)      (69,113)      (31,309)
            Increase (Decrease) in other
               liabilities                  44,192        38,636        52,403
            Loss on sale of securities         986         1,674         9,111
            Gain on sale of other real
               estate                       (3,000)       (6,865)            -
                                        -----------   -----------   -----------

               Net Cash Provided by
                  Operating Activities  $2,765,336    $2,840,698    $2,567,685
                                        ===========   ===========   ===========

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds sold are purchased and sold for one day periods.

During 1998, net losses of $986 in securities  available-for-sale  resulted from
sales  of  mortgage  backed  securities  that  had  experienced   significant
paydowns.

During 1997, sales of securities available-for-sale grossed $96 in gains and $1,700 in losses.















See independent auditor's report and accompanying notes to financial statements.

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1998, 1997, and 1996


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

                  For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains or losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The impact of this unrealized loss on securities positively impacted stockholders' equity in the amount of $163,100 as of December 31, 1998.

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

                  The table below reflects the components of the Net Deferred Tax Asset account as of December 31, 1998:

          Deferred tax assets resulting from loan loss
             reserves                                             $   479,353
          Deferred tax asset resulting from deferred
             compensation                                              41,684
          Deferred tax liabilities resulting from
             depreciation                                            (108,623)
          Deferred tax liability resulting from unrealized
             security gains                                           (84,021)
                                                                  ------------

               Net Deferred Tax Asset                             $   328,393
                                                                  ============


2.       Investment Securities

                  The  carrying   amount  and   approximate   market  values  of
          investment securities are summarized below:

                                    Book      Unrealized  Unrealized     Market
                                    Value        Gains      Losses       Value
Available-for-Sale
  December 31, 1998
     U. S. Government agencies   $ 6,087,700   $ 32,040    $29,844  $ 6,089,896
     State and political
        subdivisions              11,103,051    287,810     42,584   11,348,277
     Pooled securities             1,685,303      5,547      5,849    1,685,001
                                 -----------   --------    -------  -----------

                                 $18,876,054   $325,397    $78,277  $19,123,174
                                 ===========   ========    =======  ===========
  December 31, 1997
     U. S. Government agencies   $ 5,984,948   $ 32,646    $ 9,735  $ 6,007,859
     State and political
        subdivisions               7,939,452    246,386        290    8,185,548
                                 -----------   --------    -------  -----------

                                 $13,924,400   $279,032    $10,025  $14,193,407
                                 ===========   ========    =======  ===========
Held-to-Maturity
  December 31, 1998
     U. S. Government agencies   $ 3,499,716   $  5,284    $23,878  $ 3,481,122
     State and political
        subdivisions                 747,622      8,289      7,999      747,912
     Other securities                137,000          -          -      137,000
                                 -----------   --------    -------  -----------

                                 $ 4,384,338   $ 13,573    $31,877  $ 4,366,034
                                 ===========   ========    =======  ===========
  December 31, 1997
     U. S. Government agencies   $ 2,999,409   $  1,257    $ 1,806  $ 2,998,860
     State and political
        subdivisions                 730,000      7,819          -      737,819
     Other securities(1)             137,000          -          -      137,000
                                 -----------   --------    -------  -----------

                                 $ 3,866,409   $  9,076    $ 1,806  $ 3,873,679
                                 ===========   ========    =======  ===========






         (1) Other securities consist of required investments with the Federal Reserve and Community Bankers' Bank.

                          The  maturities of investment  securities at December
                  31, 1998 were as follows:
                                                 Book Value       Market Value

     Available-for-Sale
        Due in one year or less                $     570,175    $     574,170
        Due from one to five years                 6,050,883        6,157,585
        Due from five to ten years                 9,480,837        9,649,641
        After ten years                            2,774,159        2,741,778
        Other securities                             137,000          137,000

     Held-to-Maturity
        Due from one to five years                   500,000          492,655
        Due from five to ten years                 3,747,338        3,736,378


                           Securities  having  a book  value of  $3,643,382  and
                  $4,345,331 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes.

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

3.       Loans

                  A summary of loans net of participation-out activity by type follows:

                                          1998               1997
                                          ----               ----

          Demand                      $  1,944,475      $  1,661,196
          Time                          19,033,715        20,164,233
          Installment                   23,240,533        24,044,425
          Real estate                   90,599,497        81,241,108
                                      ------------      -------------

                                      $134,818,220      $127,110,962
                                      ============      ============


4.       Allowance for Loan Losses

                  An analysis of the transactions in the allowance for loan losses follows:

                                                         1998          1997
                                                         ----          ----

          Balance - Beginning of Year                 $1,391,424    $1,203,866
          Provision charged to operating expense         356,046       359,617
          Recoveries on loans                            117,690       113,503
          Loans charged off                             (306,419)     (285,562)
                                                      -----------   -----------

          Balance - End of Year                       $1,558,741    $1,391,424
                                                      ===========   ===========

                  As of December 31, 1998, the Bank had $1,130,382 in loans that resulted from restructuring of nonperforming loans. As a result of the restructuring, the Bank has set aside $167,000 in its allowance for loan losses representing the economic loss to be realized over the life of the loans.

                  As an additional condition to the restructuring of one of the loans, the Bank transferred $400,000 of collateral to other real estate and plans to sell the property in the future. As of the statement date, the Bank had a total of $697,862 in foreclosed real estate.

                  As of December 31, 1998, the Bank had $589,673 classified as nonaccrual loans. A loan in this status ceases to accrue interest.

5.       Office Buildings, Equipment, and Leasehold Improvements

                  Major classifications of these assets are summarized as follows:

                                         Estimated
                                          Useful
                                       Lives (Years)      1998          1997
                                       -------------      ----          ----

          Land                                         $  689,261   $  689,261
          Buildings and improvements        6-40        2,351,090    2,351,090
          Furniture and equipment           2-10        1,886,461    1,485,634
          Leasehold improvements            5-6           166,521      142,690
                                                       -----------  ----------

                                                        5,093,333    4,668,675
          Less:  Accumulated depreciation              (1,892,942)  (1,670,809)
                                                       -----------  -----------

                                                       $3,200,391   $2,997,866
                                                       ===========  ===========


                  The cost basis of fully depreciated assets totaled $914,591 at December 31, 1998.

6.       Other Real Estate

                  As of December 31, 1998, the Bank held other real estate in the amount of $697,862. The amount represents cost related to converting collateral on nonperforming loans from the customer to the Bank. All lots are being marketed or being prepared for marketing.

7.       Time Deposits

                  The maturities of time deposits are as follows:

                                                    $100,000 or      Less Than
                                                      Greater        $100,000

          Due in six months                         $ 5,367,624     $26,216,023
          Due from six months to one year             5,139,174      25,091,655
          Due from one year to three years            5,300,266      27,774,302
          Due from three years to five years          2,369,304      15,179,330
          Due from five to ten years                          -          12,381
                                                    -----------     -----------

                    Total                           $18,176,368     $94,273,691
                                                    ===========     ===========

                  Interest expense on time deposits exceeding $100,000 was $749,713 in 1998.

8.       Federal Income Taxes

                  Federal income taxes payable, as of December 31, 1998 and 1997, were as follows:
                                                        1998           1997
                                                        ----           ----

          Currently payable                           $       -     $   49,867
          Deferred                                     (328,393)      (266,401)
                                                      ----------    -----------

                                                      $(328,393)    $ (216,534)
                                                      ==========    ===========

                  The components of applicable income taxes are as follows:

                                                         1998          1997
                                                         ----          ----

          Current                                     $1,080,634    $1,227,864
          Deferred from income and
             expense items                                61,992       (35,431)
                                                      ----------    -----------

                    Total                             $1,142,626    $1,192,433
                                                      ==========    ===========

                  Temporary   differences  in  the  recognition  of  income  and
         expenses for tax and financial reporting purposes resulted in the deferred income tax asset as follows:

                                                        1998           1997
                                                        ----           ----

          Accelerated depreciation                    $  (55,696)   $  (56,927)
          Excess of provision for loan losses
             over deduction for Federal income
             tax purposes                                106,422       195,033
          Deferred compensation                           18,708        67,575
                                                      -----------   -----------

               Total Tax Impact of Temporary
                  Differences in Recognition of
                  Income and Expenses                     69,434       205,681

          Tax impact of balance sheet recognition
             of unrealized security losses                (7,442)     (206,922)
                                                      -----------   -----------
               Total Change to Deferred Tax
                  for the Year                        $   61,992    $   (1,241)
                                                      ===========   ===========

                  The reasons for the difference between income tax expense and the amount computed by applying the statutory Federal income tax rates are as follows:

                                                        1998            1997
                                                        ----            ----

          Statutory rates                                34%             34%

          Income tax expense at statutory
             rates                                   $1,287,509     $1,282,188

          Increase (Decrease) due to
             Tax exempt income                         (124,874)      (121,465)
             Other                                      (20,009)        31,710
                                                     -----------    -----------

                                                     $1,142,626     $1,192,433
                                                     ===========    ===========

                  Federal income tax returns are subject to examination for all years which are not barred by the statute of limitations.

9.       Commitments and Contingent Liabilities

                  At December 31, 1998 and 1997, commitments under standby letters of credit aggregated $2,196,802 and $1,955,949, respectively. These commitments are an integral part of the banking business and the Bank does not anticipate any losses as a result of these commitments. These commitments are not reflected in the consolidated financial statements. (See Note 13).

                  During the year ended December 31, 1998, the Bank incurred operating lease expense amounting to $28,976.

                  Minimum   lease   payments   at   December   31,   1998  under
         noncancelable real property operating lease commitments for succeeding years are:

                         1999                     $ 28,800
                         2000                       21,300
                         2001                       13,800
                         2002                       13,800
                         2003                       10,350
                                                  --------

                         Total                    $ 88,050
                                                  ========


                  The Bank has options to renew the leased properties. The additional lease expense resulting from the future exercising of these options is not included in the 1998 totals listed herein.

                  The Bank has entered  into several  agreements  to service and
         maintain  equipment.   The  only  long-term  commitment  relates  to  a
         maintenance agreement on the elevator. The terms are as follows:


                         1999                     $  1,452
                         2000                        1,452
                         2001                        1,452
                         2002                        1,210
                                                  --------

                         Total                    $  5,566
                                                  ========


                  Operating expenses include amortization of improvements and occupancy rentals of $33,139 and $32,118 at December 31, 1998 and 1997, respectively.

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

                  During 1998, Bank payments through matching and discretionary contributions totaled $94,316 while employees' salary reduction amounted to $85,838. The cost of administration for the 401(k) plan paid in 1998 amounted to $11,686.

11.      Incentive Compensation

                  The Bank offers its employees incentive compensation and/or bonus arrangements based on the Bank's annual financial performance and other criteria such as length of service and officer classification. Incentive compensation totaled $165,157 and $225,700 for the years ended December 31, 1998 and 1997, respectively.

12.      Related Parties

         Loans

                  Loans to Directors and Executive Officers of the Bank and loans to companies in which they have a significant interest are made on substantially the same terms as those prevailing at the time for other loan customers. The balances of such loans outstanding were $2,330,282 and $1,952,802 at December 31, 1998 and 1997, respectively.
         During the year of 1998, new loans to the group totaled $1,424,928, while repayments amounted to $1,047,448. Certain Directors and Executive Officers have home equity loans. The net activity of these open-end credits has been reported herein.

                  As  of  December  31,  1998,  W.  J.  Callis,   Director,  had
         outstanding loans in excess of 5% of stockholders' equity. The beginning balance of loans was $945,664 with current year activity consisting of $1,284,062 in advances and $824,002 in repayments for an ending balance of $1,405,724.

         Deposits

                  As of December 31, 1998, the Bank held deposits of Directors, Executive Officers, and their related interest amounting to $1,421,491.

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

                  As noted in Note 9 on December 31, 1998, the Bank had outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

                  As of December 31, 1998, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, and an unfunded business loan. The total amount of these commitments amounted to $16,736,442.

                  For related information concerning contract commitments not reflected in the balance sheet refer to Note 9.

         Concentrations

                  The Bank has no concentrations of credit concerning an individual borrower or economic segment. The Bank confines its lending activities to within the state and more specifically its local geographic areas. The concentrations of credit by loan type are set forth in Note 3. Regulatory requirements limit the Bank's aggregate loans to any one borrower to a level of approximately $2,825,000.

                  The Bank has significant concentrations of deposits with other financial institutions consisting mainly of daily Federal fund sales, which totaled $17,415,000 as of December 31, 1998, and depository banking services with its primary correspondent bank. These deposits amounted to $3,924,156 at December 31, 1998. Of this deposit and Federal funds sold amount, $3,715,645 was in excess of FDIC insurance levels.

14.      Regulatory Matters

                  Pursuant to regulations of the Federal Reserve Board, the banking operation of the Company is required to maintain certain minimum levels of capital. The Bank maintained the following capital ratios as of December 31:

                                        1998    1997      Well
                                       Actual  Actual  Capitalized   Adequately
                                        Rate    Rate   Target Rate  Capitalized

Total Capital to Risk Weighted Assets  14.64%  14.36%     10.00%        8.00%
                                       ======  ======     ======        =====

Tier I Capital to Risk Weighted Assets 13.40%  13.17%      6.00%        4.00%
                                       ======  ======      =====        =====

Tier I Capital to Total Average Assets  9.33%   9.67%      5.00%        4.00%
                                        =====   =====      =====        =====


                  These ratios exceed the minimum ratios required by regulatory authorities.

15.      Capital

                  During 1998, net purchase of Company stock through the dividend reinvestment plan amounted to 22,104.318 shares. Also, 32,550 shares were purchased through the exercising of employee stock options. This translated to a $11,688 increase in common stock and a $646,782 increase in capital surplus.

                  On October 2, 1997, the Company declared a 2 for 1 stock split of its common stock with the par value of $.21 remaining the same per share. Accordingly, the Company has recorded the entry by capitalizing $308,390 in retained earnings to common stock.

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

                  The table below details the status of the shares in the plan as of December 31, 1998 and 1997:

                                      1998

                             Prior Year    Current Year Activity
                             Exercised
                                and
Incentive Stock    Original Outstanding  Options   Options   Options   Remaining
  Option Plan        Pool     Options    Granted  Exercised  Canceled   in Pool

Employees          120,000    99,000     21,928    27,050      928            -
Directors           80,000    52,000        -       6,000        -       26,000

                                      1997

                             Prior Year    Current Year Activity
                             Exercised
                                and
Incentive Stock(1) Original Outstanding  Options   Options   Options   Remaining
  Option Plan        Pool     Options    Granted  Exercised  Canceled   in Pool

Employees          120,000    90,000     12,000     5,784      3,000     21,000
Directors           80,000    54,000          -         -          -     26,000

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

         Investment Securities

                  For marketable equity securities classified as available-for-sale and held-to- maturity, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

                  The estimated fair values of the Bank's financial instruments are as follows:

                                       1998                      1997
                                       ----                      ----

                              Carrying       Fair      Carrying        Fair
                               Amount        Value      Amount         Value
Financial Assets
   Cash and due from banks $  5,235,130 $  5,235,130 $ 4,595,094   $ 4,595,094
   Federal funds sold        17,415,000   17,415,000   5,353,000     5,353,000
   Investments
      Available-for-sale     19,260,174   19,260,174  14,330,407    14,330,407
      Held-to-maturity        4,247,338    4,229,034   3,729,409     3,736,679
   Loans
      Demand loans            1,944,475    1,944,475   1,661,196     1,661,196
      Accrual loans          19,033,715   19,033,715  34,078,681    34,098,389
      Installment loans      23,240,533   19,292,683  21,140,894    20,274,421
      Dealer loans            2,391,562    1,954,490   2,903,531     2,697,848
      Real estate loans      90,599,497   89,341,018  71,528,344    69,118,890
      Participation loans -
         out                  3,678,438    3,678,438  (4,201,684)   (4,201,684)

Financial Liabilities
   Deposits
      Demand (noninterest-
         bearing)            16,201,313   16,201,313  13,859,115    13,859,115
      Demand (interest-
         bearing)            26,576,927   26,576,927  22,271,554    22,271,524
      Savings                 9,663,857    9,663,857   8,320,696     8,320,696
      Certificates of
         deposit            112,450,059  111,346,402  96,290,740    96,760,695

Unrecognized Financial
  Instruments
   Unused loan commitments   16,736,442   16,736,442  13,035,193    13,035,193
   Unissued letters of credit 2,196,802    2,196,802   1,955,949     1,955,949


18.      Year 2000 Issues

                  In an effort to ensure that the Bank will continue service without interruption as the Year 2000 is reached, Management has undertaken a program that directly identifies and addresses potential problems that could arise. The measures taken include upgrading and testing of the Bank's computer system as well as receiving assurances of compliance from outside vendors and suppliers. Current efforts to date have met the industry guidelines and timetables established by the Federal Financial Institutions Examination Council.

19.      Parent Company

              Financial statements for Benchmark Bankshares, Inc. (not consolidated) are herein presented. Since the parent company has not entered into any substantial transactions, only the parent company's statements are presented.

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                                 Balance Sheets

                        December 31, 1998, 1997, and 1996

                                   A S S E T S

                                            1998          1997          1996
                                            ----          ----          ----

Cash                                    $ 1,909,855   $ 1,566,556   $   237,707
Investment in subsidiary                 17,584,952    15,526,540    14,515,476
                                        -----------   -----------   -----------

               Total Assets             $19,494,807   $17,093,096   $14,753,183
                                        ===========   ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Dividends payable                    $   479,594   $   440,824   $   391,510

Stockholders' Equity
   Common stock, par value $.21 per
      share,  authorized 4,000,000
      shares;  issued and outstanding
      2,997,465.366 12-31-98, issued
      and outstanding 2,942,811.048
      12-31-97                              629,678       617,990       304,478
   Surplus                                4,314,339     3,667,557     3,262,299
   Retained earnings                     14,071,196    12,366,725    10,794,896
                                        -----------   -----------   -----------

           Total Stockholders' Equity    19,015,213    16,652,272    14,361,673
                                        -----------   -----------   -----------

           Total Liabilities and
              Stockholders' Equity      $19,494,807   $17,093,096   $14,753,183
                                        ===========   ===========   ===========

                              Statements of Income

                  Years Ended December 31, 1998, 1997, and 1996

                                            1998          1997          1996
                                            ----          ----          ----
Income
   Rental property                      $         -   $         -   $     7,200
   Dividends from subsidiary                600,000     1,500,000       200,000
                                        -----------   -----------   -----------

               Total Income                 600,000     1,500,000       207,200

Expenses
   Professional fees                         16,470        15,623         9,900
   Supplies, printing, and postage            8,654         9,317         8,647
   Taxes - miscellaneous                        850           850         3,002
                                        -----------   -----------   -----------

               Total Expenses                25,974        25,790        21,549
                                        -----------   -----------   -----------

Income (Loss) Before Equity in
   Undistributed Income
   of Subsidiary                            574,026     1,474,210       185,651

Equity in Income of Subsidiary
   (includes tax benefit of parent
   company operating loss)                2,070,139     1,104,498     2,260,807
                                        -----------   -----------   -----------

               Net Income               $ 2,644,165   $ 2,578,708   $ 2,446,458
                                        ===========   ===========   ===========

                                                                 Page 59 of 81
                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                  Statements of Changes in Stockholders' Equity

                     Years Ended December 31, 1998 and 1997

                                                                        Unrealized
                                    Common                  Retained     SEC Gain
                                    Stock      Surplus      Earnings     (Loss) *      Total

Balance January 1, 1997            $304,478   $3,262,299   $10,753,919   $ 40,977   $ 14,361,673

Net Income
   Parent                                                    1,474,210                 1,474,210
   Equity in income of subsidiary                            1,104,498                 1,104,498

Sale of Stock                         5,124      405,450                                 410,574
Redemption of Stock                      (2)        (192)                                   (194)

Semi-Annual Cash
   Dividend Declared
      June 19, 1997, $.14 per share(1)                        (394,226)                 (394,226)
      December 18, 1997, $.15 per
         share                                                (440,824)                 (440,824)

Capitalization of Retained
   Earnings                         308,390                   (308,390)                        -
Adjustments                                                         (7)                       (7)

Unrealized Security Gains
   Net of Tax                                                             136,568        136,568
                                   ---------  -----------  ------------  ---------   ------------

Balance December 31, 1997           617,990    3,667,557    12,189,180    177,545     16,652,272

Net Income
   Parent                                                      574,026                   574,026
   Equity in income of subsidiary                            2,070,139                 2,070,139

Sale of Stock                        11,562      653,800                                 665,362
Redemption of Stock                     (84)      (7,018)                                 (7,102)

Semi-Annual Cash
   Dividend Declared
      June 18, 1998, $.15 per share                           (447,630)                 (447,630)
      December 17, 1998, $.16
         per share                                            (479,594)                 (479,594)

Adjustments                             210                      1,975                     2,185
Unrealized Security Gains
   (Losses)                                                               (14,445)       (14,445)
                                   ---------  -----------  ------------  ---------   ------------

Balance December 31, 1998          $629,678   $4,314,339   $13,908,096   $163,100    $19,015,213
                                   =========  ===========  ============  =========   ===========


* Net of tax effect.

(1) Adjusted for a 2 for 1 stock split on October 2, 1997.

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                            Statements of Cash Flows

                  Years Ended December 31, 1998, 1997, and 1996


                                              1998         1997         1996
                                              ----         ----         ----
Cash Flows from Operating Activities
   Net income                              $2,644,165   $2,578,708   $2,446,458
   Less proceeds from sale of real estate           -            -     (215,819)
                                           -----------  -----------  -----------

               Net Cash Provided by
                  Operating Activities      2,644,165    2,578,708    2,230,639

Cash Flows from Investing Activities
   Undistributed earnings of subsidiary    (2,031,902)    (874,503)  (2,044,988)
   Sale of real estate                              -            -      215,819
                                           -----------  -----------  -----------

               Net Cash (Used) by
                  Investing Activities     (2,031,902)    (874,503)  (1,829,169)

Cash Flows from Financing Activities
   Sale of stock                              665,362      410,574      258,594
   Redemption of stock                         (7,102)        (194)        (166)
   Dividends paid                            (927,224)    (785,736)    (575,144)
                                           -----------  -----------  -----------

               Net Cash (Used) by
                  Financing Activities       (268,964)    (375,356)    (316,716)
                                           -----------  -----------  -----------

Net Increase (Decrease) in Cash            $  343,299   $1,328,849   $   84,754
                                           ===========  ===========  ===========

ITEM 9    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The Directors of the Company, their ages, and principal occupations are set forth in the table below as of December 31, 1998:


                               Principal Occupation for Last Five Years           Director of the Company
         Name (Age)            Position Held with Company and Subsidiary            or Subsidiary Since

H. Clarence Love               Retired President, Commonwealth Tobacco                     1971
   (73)                        Co., Inc.
                               Chairman of Board, Company and Subsidiary

R. Michael Berryman            Pharmacist                                                  1978
   (58)                        Principal, Smith's Pharmacy, Inc.
                               Pharmacy Associates, Inc.
                               Interim President, Community Memorial Healthcenter
                               Vice Chairman, Company and Subsidiary

Ben L. Watson, III             President and CEO,                                          1976
   (55)                        Company and Subsidiary

C. Edward Hall                 Pharmacist                                                  1971
   (58)                        Partner, Victoria Drug Company

Lewis W. Bridgforth            Physician                                                   1971
   (59)

William J. Callis              Building Contractor                                         1989
   (56)                        Vice President, Kenbridge Construction Co., Inc.

Earl C. Currin, Jr.            Provost,                                                    1986
   (55)                        John H. Daniel Campus of Southside
                               Virginia Community College

J. Ryland Hamlett              Retired Personnel Manager,                                  1986
   (56)                        Southside Electric Cooperative

Larry L. Overton               Retired Vice President,                                     1971
  (69)                         Virginia Marble Manufacturers, Inc.
                               Secretary, Company and Subsidiary

Wayne J. Parrish               Principal, Parrish Trucking Co., Inc.                       1979
   (60)

Executive Officers of the Company

The Executive Officers of the Bank and their positions are set forth below:

         Name (Age)           Position Held with Subsidiary                            Officer Since

Ben L. Watson, III  (A)       Director, President and CEO                                  1971
   (55)

Michael O. Walker (B)         Senior Vice President for Branch Administration and          1975
   (48)                       Marketing and Recording Secretary

Janice C. Whitlow  (C)        Senior Vice President, Cashier, Assistant                    1976
   (52)                       Secretary, and Compliance Officer

(A) Mr. Watson serves in a dual capacity of President and CEO for both the Company and the subsidiary.

(B) Mr. Walker also serves as Recording Secretary of the Company.

(C) Mrs. Whitlow also serves as Cashier and Treasurer of the Company.

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

ITEM 11    EXECUTIVE COMPENSATION

A.       Summary of Cash and Certain Other Compensation to Executive Officer


                                                                            Long-Term
                                         Annual Compensation              Compensation
                                                                            Number of
                                                                           Securities
Name and Principal                        Incentive              (1)(2)    Underlying      All Other
     Position           Year    Salary      Bonus     Deferred   Other       Option       Compensation
     --------           ----    ------      -----     --------   -----       ------       ------------

Ben L. Watson, III      1998   $102,500    $34,271     $10,000   $4,800     $7,000(3)          None
President & CEO         1997     85,000     45,239      10,000    5,900       8,000            None
                        1996     80,000     58,657       None     5,400       8,000(4)         None

Michael O. Walker       1998     81,600     22,277         900    1,800       6,000            None
Senior Vice President   1997     62,568     33,553       2,100    2,100       6,000            None

Janice C. Whitlow       1998     79,500     22,277       3,000    None        5,850(3)         None
Senior Vice President





         (1) The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or ten percent of total annual salary and incentive bonus.

         (2) Other Annual Compensation represents Director's fees paid to Mr. Watson for services performed as a Director of the Bank, and fees paid to Mr. Walker for services performed as Recording Secretary of the Board of the Bank.

         (3) Mr. Watson exercised 1,000 options on March 2, 1998 and Mrs. Whitlow exercised 150 options on January 27, 1998.

         (4)    Adjusted for a 2 for 1 stock split on October 2, 1997.

B.       Compensation to Directors

                  No fees are paid to Directors for service on the Board of the Company. During 1998, for service on the Board of the Bank, a fee of $1,800 per Director was paid, based on the performance of the Bank, plus $250 for each Bank Board meeting attended and, except to Mr. Watson, $175 for each Bank Board Committee meeting attended during the year.

C.       Employment Agreements

                  The Company, or its subsidiary, has no employment agreements with any of its employees.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's common stock as of March 5, 1999:

                                                                                             Shares
                                                                                          Beneficially
                                                                                              Owned
                                                                                           % of Shares
                                                                Director/Officer of       Beneficially
       Name and Age              Principal Occupation        Company/Subsidiary               Owned

H. Clarence Love            Retired President,                         1971             83,200.000(1)
   (73)                     Commonwealth Tobacco                                           2.76%
                            Co., Inc.

R. Michael Berryman         Pharmacist                                 1978             87,723.458(2)
   (58)                     Interim President                                              2.92%

Ben L. Watson, III          President and CEO                          1971             16,460.711(3)
   (55)                     Company and Subsidiary                                           .55%

C. Edward Hall              Pharmacist                                 1971             30,416.111(9)
   (58)                                                                                    1.01%

Lewis W. Bridgforth         Physician                                  1971             34,838.549(4)
   (59)                                                                                    1.16%

William J. Callis           Building Contractor                        1989             27,457.286(5)
   (56)                                                                                      .91%

Earl C. Currin, Jr.         Provost                                    1986             13,178.000
   (55)                                                                                      .44%

J. Ryland Hamlett           Retired Personnel Manager                  1986             10,721.000
   (56)                                                                                      .36%

Larry L. Overton            Retired Sales Manager                      1971             41,126.000(6)
   (69)                                                                                    1.37%

Wayne J. Parrish            Principal, Parrish                         1979             25,448.029(7)
   (60)                     Trucking Co., Inc.                                               .85%

Michael O. Walker           Senior Vice President for                  1975             42,500.000(8)
   (48)                     Branch Administration and                                      1.41%
                            Marketing and Recording
                            Secretary, Benchmark Community
                            Bank

Janice C. Whitlow           Senior Vice President,                     1976              5,417.037
   (52)                     Cashier, Assistant Secretary,                                   .18%
                            and Compliance Officer,
                            Benchmark Community Bank


                                                                                             Shares
                                                                                          Beneficially
                                                                                             Owned
                                                                                          % of Shares
                                                                                          Beneficially
                                                                                             Owned

Number and Percentage of Company Common Stock Held
Beneficially as of March 5, 1999 by Directors and Executive                             418,426.034
Officers of the Company (12 persons).                                                       13.90%


(1) Includes 65,400 shares held jointly with Mr. Love's wife and 4,100 shares owned solely by her.

(2)   Includes   8,547.877  shares  held  jointly  with  Mr.   Berryman's  wife,
      37,398.711 shares owned solely by her, and 5,592.885 shares held as custodian for one of his children.

(3)   Includes 446.711 shares owned solely by Mr. Watson's wife.

(4)   Includes 19,857.235 shares owned solely by Dr. Bridgforth's wife.

(5)   Includes 16,736.105 shares held jointly with Mr. Callis's wife.

(6) Includes 26,906 shares held jointly with Mr. Overton's wife and 2,690 shares owned solely by her.

(7) Includes 5,491.703 shares held jointly with Mr. Parrish's wife and 5,785.197 shares owned solely by her.

(8)   Includes 25,000.000 shares owned jointly with Mr. Walker's wife.

(9)   Includes 260 shares owned solely by Mr. Hall's wife.

The share ownership listed above reflects the shares necessary to meet the ownership requirements for bank directors pursuant to the Virginia Banking Act.

No person owned of record or was known to own beneficially more than 5.0% of the outstanding common stock of the Company as of December 31, 1998. The following table details information concerning a stock certificate holder that is in the business of marketing investments.

Actual ownership of shares or partial shares by investors through this company is not known by management. The following table provides certificate holder information:

                                      No. of Shares                Percentage
              Name                   in Certificates             Of Shares Held

CEDE & Company                           625,126                     20.85%
Box 20
Bowling Green Station
New York, New York  10081

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to Related Parties

         During the past year, Directors and Executive Officers of the Company, their affiliates, and members of their immediate families were customers of, and had borrowing transactions with, the Company's banking subsidiary in the normal course of business. All outstanding loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectivity or present other unfavorable features.

         Balances, as of December 31, of the year are summarized below:

                                             1998         1997         1996
                                             ----         ----         ----

Executive Officers and their families     $  204,123   $  190,515   $  135,683
Directors and their families (1)             397,172      557,423      445,644
Corporations in which Directors and
   Officers had an interest                1,728,987    1,204,864      827,189
                                          ----------   ----------   ----------

               Total                      $2,330,282   $1,952,802   $1,408,516
                                          ==========   ==========   ==========


(1) Loans to Mr. Watson that are reported as loans to Executive Officers are not included in loans to Directors.

Refer to Item 14(a) - Financial Statement Schedules

     At year end 1998, Directors and Executive Officers had been granted lines of credit in the amount of $2,471,500. As of December 31, 1998, $1,795,054 of these lines was unexercised and available.

Stock Sales to Related Parties

         The Directors and Executive Officers acquired 15,171.410 shares of Company stock during 1998 through dividend reinvestment, exercising of stock options, and purchases of shares on the open market. The average price of the shares purchased in the open market was $15.50 per share. The average price of shares purchased through stock options was $7.38 while the average price of shares purchased through dividend reinvestment was $16.85.

PART IV

ITEM 14 (a) (1) and (2)    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON
                           FORM 8-K

         The following consolidated financial statements of Benchmark Bankshares, Inc. and its subsidiary, Benchmark Community Bank, included in the annual report of the registrant to its stockholders for the year ended December 31, 1998 are included in Item 8:

         Consolidated  Statements of Financial Condition - December 31, 1998 and
            1997
         Consolidated Statements of Income - Years Ended December 31, 1998,
            1997, and 1996
         Consolidated  Statements  of  Changes in  Stockholders'  Equity - Years
            Ended December 31, 1998 and 1997
         Consolidated  Statements of Cash Flows - Years Ended December 31, 1998,
            1997, and 1996
         Notes to Consolidated Financial Statements - December 31, 1998, 1997, and 1996

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

       (c) Amendment  to  Articles  of      Page 68 - Item 14(c) - Exhibit  2(c)
             Incorporation                  of Form 10K, December 31, 1992

( 3)  Bylaws of Incorporation               Page 83 - Item 14(c) - Exhibit 3 of
                                            Form 10K, December 31, 1989

( 4)  Amendments to Bylaws                  Page 106 - Item 14(c) - Exhibit 4 of
                                            Form 10K, December 31, 1989

( 5)  Indemnity Agreement                   Page II-11-26 in Exhibit 10.1 of
                                            Form S-1 filed September 1, 1989

( 6)  List of Subsidiaries

( 7)  Bonus Plans of Bank Officers          Page 60 - Item 14(c) - Exhibit 7(a)-
                                            7(b) of Form 10K, December 31, 1990

( 8)  Directors Performance                 Page 72 - Item 14(c) - Exhibit 8 of
         Compensation Schedule              Form 10K, December 31, 1992

( 9)  Resolution to Amend the Articles      Page 71 - Item 14(c) - Exhibit 9(a)
         of Incorporation to increase the   of Form 10K, December 31, 1993
         number of authorized shares
         from 2,000,000 to 4,000,000
         concurrent with the Directors
         election to have a 2 for 1 stock
         split

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 1999.

                           Benchmark Bankshares, Inc.
                 (formerly Lunenburg Community Bankshares, Inc.)
                                  (Registrant)




By       Ben L. Watson, III                     By         Janice C. Whitlow,
              President                                  Cashier and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities have signed this report on March 22, 1999.


H. Clarence Love, Director     03-22-99  William J. Callis, Director    03-22-99




C. Edward Hall, Director       03-22-99  R. Michael Berryman, Director  03-22-99




J. Ryland Hamlett, Director    03-22-99  Ben L. Watson, III, President  03-22-99




Lewis W. Bridgforth, Director  03-22-99  Larry L. Overton, Director     03-22-99




Earl C. Currin, Jr., Director  03-22-99  Wayne J. Parrish, Director     03-22-99

ITEM 14(c)    EXHIBIT 6

     The only subsidiary of the Registrant is Benchmark Community Bank, a Virginia banking corporation, located in Kenbridge, Lunenburg County, Virginia. It is owned 100% by Registrant.

ITEM 14(d)    SCHEDULE II - INDEBTEDNESS TO RELATED PARTIES

                          Year Ended December 31, 1998

                                  Balance                              Balance
                                at Beginning                         at End of
        Name of Person           of Period    Additions  Deductions    Period

Executive Officers,
   Directors, and Their
   Related Interest              $1,952,802  $1,424,928  $1,047,448  $2,330,282

W. J. Callis, Director(1)(2)(3)     945,664   1,284,062     824,002   1,405,724



                          Year Ended December 31, 1997

Executive Officers,
   Directors, and Their
   Related Interest              $1,408,516  $  865,418  $  321,132  $1,952,802

W. J. Callis, Director(1)(2)(3)     671,072     339,000      64,408     945,664



                          Year Ended December 31, 1996

Executive Officers,
   Directors, and Their
   Related Interest              $1,384,510  $  368,111  $  344,105  $1,408,516

W. J. Callis, Director(1)(2)(3)     722,426      55,000     106,354     671,072


















(1) Loans to related parties that exceed 5% of the capital of the Company.

(2) Loans to business interest.

(3) Loans are included in the totals presented for the Executive Officers, Directors, and their interest.

ITEM 14(d)    SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
Page 1

                           Benchmark Bankshares, Inc.

                          Year Ended December 31, 1998


              Col. A         Col. B    Col. C     Col. D     Col. E    Col. F
                                                             Other
                           Balance at                       Changes    Balance
                           Beginning  Additions               Add     at End of
          Classification   of Period   at Cost  Retirement  (Deduct)   Period

Land                       $  689,261 $      -   $      -   $     -  $  689,261

Buildings and improvements  2,351,090        -          -         -   2,351,090
Leasehold improvements        142,690   23,831          -         -     166,521
                           ---------- --------   --------   -------  ----------

                            2,493,780   23,831          -         -   2,517,611

Equipment, furniture, and
   fixtures                 1,485,634  400,827          -         -   1,886,461
                           ---------- --------   --------   -------  ----------



               Total       $4,668,675 $424,658   $      -   $     -  $5,093,333
                           ========== ========   ========   =======  ==========


                          Year Ended December 31, 1997


Land                       $  668,336 $ 20,925   $      -   $     -  $  689,261

Buildings and improvements  2,339,092   11,998          -         -   2,351,090
Leasehold improvements        142,690        -          -         -     142,690
                           ---------- --------   --------   -------  ----------

                            2,481,782   11,998          -         -   2,493,780

Equipment, furniture, and
   fixtures                 1,448,227   37,407          -         -   1,485,634
                           ---------- --------   --------   -------  ----------

               Total       $4,598,345 $ 70,330   $      -   $     -  $4,668,675
                           ========== ========   ========   =======  ==========

ITEM 14(d)    SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
Page 2

                          Year Ended December 31, 1996


Land                       $  668,336 $        - $       -  $      -  $  668,336

Buildings and improvements  1,244,592    939,552         -   154,948   2,339,092
Leasehold improvements        151,444          -         -    (8,754)    142,690
                           ---------- ---------- ---------  --------- ----------

                            1,396,036    939,552         -   146,194   2,481,782


Equipment, furniture, and
   fixtures                 1,165,402    330,091   (56,020)    8,754   1,448,227

Construction in progress      154,948          -         -  (154,948)          -
                           ---------- ----------  --------- --------- ----------

               Total       $3,384,722 $1,269,643  $(56,020) $      -  $4,598,345
                           ========== ==========  ========= ========= ==========

ITEM 14(d) SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT

                           Benchmark Bankshares, Inc.

                          Year Ended December 31, 1998

                                      Additions              Other
                           Balance at Charged to             Changes Balance at
                           Beginning  Cost and                Add      End of
            Description    of Period  Expenses  Retirements (Deduct)   Period

Building and improvements  $  581,308 $ 98,963  $       -   $5,619   $  685,890
Leasehold improvements        111,657    4,163          -        -      115,820
                           ---------- --------  ---------   -------  ----------

               Total          692,965  103,126          -    5,619      801,710

Equipment, furniture, and
   fixtures                   977,844  119,007          -   (5,619)   1,091,232
                           ---------- --------  ---------   -------  ----------

               Total       $1,670,809 $222,133  $       -   $    -   $1,892,942
                           ========== ========  =========   =======  ==========



                          Year Ended December 31, 1997

Building and improvements  $  488,564 $ 92,744  $       -   $    -   $  581,308
Leasehold improvements        107,715    3,942          -        -      111,657
                           ---------- --------  ---------   -------  ----------

               Total          596,279   96,686          -        -      692,965

Equipment, furniture, and
   fixtures                   880,332   97,512          -        -      977,844
                           ---------- --------  ---------   -------  ----------

               Total       $1,476,611 $194,198  $       -   $    -   $1,670,809
                           ========== ========  =========   =======  ==========


                          Year Ended December 31, 1996

Building and improvements  $  430,662 $ 57,902  $       -   $    -   $  488,564
Leasehold improvements        103,773    3,942          -        -      107,715
                           ---------- --------  ---------  -------  ----------

               Total          534,435   61,844          -        -      596,279

Equipment, furniture, and
   fixtures                   850,046   86,306   (56,020)        -      880,332
                           ---------- --------  ---------  --------  ----------

               Total       $1,384,481 $148,150  $(56,020)  $     -   $1,476,611
                           ========== ========  =========  ========  ==========

ITEM 14(d)(1) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                    Balance Sheet, December 31, 1998 and 1997


                                     Assets

                                                    1998               1997
                                                    ----               ----

Cash                                             $ 1,909,855        $ 1,566,556
Investment in subsidiary                          17,584,952         15,526,540
                                                 -----------        -----------

               Total Assets                      $19,494,807        $17,093,096
                                                 ===========        ===========


                      Liabilities and Stockholders' Equity

Liabilities
   Dividends payable                             $   479,594        $   440,824

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares;  issued
      and outstanding 2,997,465.366 12-31-98,
      issued and outstanding 2,942,811.048
      12-31-97                                       629,678            617,990
   Surplus                                         4,314,339          3,667,557
   Retained earnings                              14,071,196         12,366,725
                                                 -----------        -----------

               Total Stockholders' Equity         19,015,213         16,652,272
                                                 -----------        -----------

               Total Liabilities and
                  Stockholders' Equity           $19,494,807        $17,093,096
                                                 ===========        ===========

ITEM 14(d)(2) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS
Page 1

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                              Statements of Income

                  Years Ended December 31, 1998, 1997, and 1996


                                              1998         1997         1996
                                              ----         ----         ----

Income
   Rental income                           $        -   $        -   $    7,200
   Dividends from subsidiary                  600,000    1,500,000      200,000
                                           ----------   ----------   ----------

               Total Income                   600,000    1,500,000      207,200

Expenses
   Professional fees                           16,470       15,623        9,900
   Supplies, printing, and postage              8,654        9,317        8,647
   Taxes - miscellaneous                          850          850        3,002
                                           ----------   ----------   ----------

               Total Expenses                  25,974       25,790       21,549
                                           ----------   ----------   ----------

Income (Loss) Before Equity in
   Undistributed Income of Subsidiary         574,026    1,474,210      185,651

Equity in Income of Subsidiary (includes
   tax benefit of parent company
   operating loss)                          2,070,139    1,104,498    2,260,807
                                           ----------   ----------   ----------

               Net Income                  $2,644,165   $2,578,708   $2,446,458
                                           ==========   ==========   ==========

ITEM 14(d)(2)    SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS
Page 2           PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.
                              (Parent Company Only)

                  Statement of Changes in Stockholders' Equity

                  Years Ended December 31, 1998, 1997, and 1996

                                                                          Unrealized
                                  Common                     Retained     SEC Gain
                                  Stock        Surplus       Earnings     (Loss) *       Total

Balance January 1, 1996          $301,044    $3,007,305    $ 8,987,406    $204,815    $12,500,570

Sale of stock                       3,436       255,158              -           -        258,594
Redemption of stock                    (2)         (164)             -           -           (166)
Net income                              -             -      2,446,458           -      2,446,458
Cash dividend                           -             -       (679,945)          -       (679,945)
Unrealized security gains
   (losses)                             -             -              -    (163,838)      (163,838)
                                 ---------   -----------   ------------   ---------   ------------

Balance December 31, 1996         304,478     3,262,299     10,753,919      40,977     14,361,673

Net Income
   Parent                                                    1,474,210                  1,474,210
   Equity in income of subsidiary                            1,104,498                  1,104,498

Sale of Stock                       5,124       405,450                                   410,574
Redemption of Stock                    (2)         (192)                                     (194)
Semi-Annual Cash
   Dividend Declared
      June 19, 1997, $.14 per
         share(1)                                             (394,226)                  (394,226)
      December 18, 1997, $.15 per
         share                                                (440,824)                  (440,824)

Capitalization of Retained
   Earnings                       308,390                     (308,390)                         -
Adjustments                                                         (7)                        (7)

Unrealized Security Gains
   Net of Tax                                                              136,568        136,568
                                 ---------   -----------   ------------   ---------   ------------

Balance December 31, 1997         617,990     3,667,557     12,189,180     177,545     16,652,272

Net Income
   Parent                                                      574,026                    574,026
   Equity in income of subsidiary                            2,070,139                  2,070,139

Sale of Stock                      11,562       653,800                                   665,362
Redemption of Stock                   (84)       (7,018)                                   (7,102)

Semi-Annual Cash
   Dividend Declared
      June 18, 1998, $.15 per
         share                                                (447,630)                  (447,630)
      December 17, 1998, $.16 per
         share                                                (479,594)                  (479,594)

Adjustments                           210                        1,975                      2,185
Unrealized Security Gains
   (Losses)                                                                (14,445)       (14,445)
                                 ---------   -----------   ------------   ---------   ------------

Balance December 31, 1998        $629,678    $4,314,339    $13,908,096    $163,100    $19,015,213
                                 =========   ===========   ============   =========   ============
* Net of tax effect.

(1)Adjusted for a 2 for 1 stock split on October 2, 1997.

ITEM 14(d)(3) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                            Statements of Cash Flows

                  Years Ended December 31, 1998, 1997, and 1996


                                           1998          1997          1996
                                           ----          ----          ----

Cash Flows from Operating Activities
   Net income                           $2,644,165    $2,578,708    $2,446,458
   Less:  Sale of real estate to
      subsidiary                                 -             -      (215,819)
                                        -----------   -----------   -----------

               Net Cash Provided by
                  Operating Activities   2,644,165     2,578,708     2,230,639

Cash Flows from Investing Activities
   Undistributed earnings of subsidiary (2,031,902)     (874,503)   (2,044,988)
   Sale of real estate to subsidiary             -             -       215,819
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Investing Activities  (2,031,902)     (874,503)   (1,829,169)

Cash Flows from Financing Activities
   Sale of stock                           665,362       410,574       258,594
   Redemption of stock                      (7,102)         (194)         (166)
   Dividends paid                         (927,224)     (785,736)     (575,144)
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Financing Activities    (268,964)     (375,356)     (316,716)
                                        -----------   -----------   -----------

Net Increase (Decrease) in Cash            343,299     1,328,849        84,754

Cash - Beginning of Year                 1,566,556       237,707       152,953
                                        -----------   -----------    ----------
Cash - End of Year                      $1,909,855    $1,566,556     $  237,707
                                        ===========   ===========    ==========

ITEM 14(d)(4) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

Investment Securities - Realized Gains and Losses

                                                    Realized           Realized
                                                      Gains             Losses

For the Year Ended December 31, 1998
   U. S. Government Agencies                        $     -             $  986
   State and Political Subdivisions                       -                  -
                                                    -------             ------

               Total                                $     -             $  986
                                                    =======             ======

For the Year Ended December 31, 1997
   U. S. Government Agencies                        $     -             $1,295
   State and Political Subdivisions                       -                379
                                                    -------             ------

               Total                                $     -             $1,674
                                                    =======             ======

ITEM 14(d)(5) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

Capital Ratios for the Bank Subsidiary

                                                                         Bank
                                                                        Ratios

Total Capital to Risk Weighted Assets                                   14.64%

Tier I Capital to Risk Based Assets                                     13.40%

Tier I Capital to Total Book Assets                                      9.33%