Form 10-Q
period 1999-03-31
BENCHMARK BANKSHARES INC
filed 1999-05-07
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1999.

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

                                  3,011,302.489

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Part I - Table of Contents

                                 March 31, 1999


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

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                (Unaudited)         (Audited)
                                                  March 31,        December 31,
                                                    1999              1998
                                                    ----              ----

Assets
   Cash and due from banks                     $  4,777,752       $  5,235,130
   Securities
      Federal Agency obligations                 13,372,280         11,274,613
      State and municipal obligations            12,568,461         12,095,899
      Other securities                              137,000            137,000
      Federal funds sold                         16,612,000         17,415,000

   Loans                                        139,800,654        134,818,220
      Less
         Unearned interest income                  (219,774)          (226,755)
         Allowance for loan losses               (1,605,361)        (1,558,741)
                                               -------------      -------------

               Net Loans                        137,975,519        133,032,724

   Premises and equipment - net                   3,177,590          3,200,391
   Accrued interest receivable                    1,392,442          1,562,214
   Deferred income taxes                            356,449            328,393
   Refundable income taxes                                -             33,961
   Other real estate                                669,862            697,862
   Other assets                                     732,721            367,764
                                               -------------      -------------

               Total Assets                    $191,772,076       $185,380,951
                                               =============      =============

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                               (Unaudited)         (Audited)
                                                 March 31,        December 31,
                                                   1999              1998
                                                   ----              ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)            $ 16,013,395       $ 16,201,313
      NOW accounts                              21,648,105         19,726,296
      Money market accounts                      7,986,661          6,850,631
      Savings                                   10,108,501          9,663,857
      Time, $100,000 and over                   19,574,123         18,176,368
      Other time                                95,390,820         94,273,691
                                              ------------       ------------

               Total Deposits                  170,721,605        164,892,156

   Accrued interest payable                        787,849            808,284
   Accrued income tax payable                      239,706                  -
   Dividends payable                                     -            479,594
   Other liabilities                               269,000            185,704
                                              ------------       ------------

               Total Liabilities               172,018,160        166,365,738

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares;  issued
      and outstanding 03-31-99 3,011,304.017,
      issued and outstanding 12-31-98
      2,997,465.366 shares                         632,374            629,678
   Capital surplus                               4,471,494          4,314,339
   Retained earnings                            14,534,627         13,908,096
   Accumulated other comprehensive income          115,421            163,100
                                              ------------       ------------

               Total Stockholders' Equity       19,753,916         19,015,213
                                              ------------       ------------

               Total Liabilities and
                  Stockholders' Equity        $191,772,076       $185,380,951
                                              ============       ============

Note:  The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.











See notes to consolidated financial statements.

                                                                  Page 5 of 13
                                    Form 10-Q

                           Benchmark Bankshares, Inc.

            Consolidated Statement of Income and Comprehensive Income

                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                      1999             1998
                                                      ----             ----
Interest Income
   Interest and fees on loans                      $3,139,622       $3,088,246
   Interest on U. S. Government obligations           197,679          164,299
   Interest on State and municipal obligations        147,476          117,161
   Interest on Federal funds sold                     190,151           84,326
                                                   -----------      -----------

               Total Interest Income                3,674,928        3,454,032

Interest Expense
   Interest on deposits                             1,857,038        1,647,614
                                                   -----------      -----------

Net Interest Income                                 1,817,890        1,806,418
Provision for Loan Losses                              28,897           77,458
                                                   -----------      -----------

               Net Interest Income after Provision  1,788,993        1,728,960

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                        104,006          100,683
   Other operating income                              36,509           36,772
   (Losses) on sale of securities                        (547)            (214)
                                                   -----------      -----------

               Total Noninterest Income               139,968          137,241

Noninterest Expense
   Salaries and wages                                 553,104          503,646
   Employee benefits                                  130,024          121,982
   Occupancy expenses                                  51,563           49,297
   Furniture and equipment expense                     46,596           31,207
   Other operating expenses                           250,807          202,121
                                                   -----------      -----------

               Total Noninterest Expense            1,032,094          908,253
                                                   -----------      -----------

Net Income before Taxes                               896,867          957,948
Income Taxes                                          270,173          303,845
                                                   -----------      -----------

Net Income                                            626,694          654,103

Other Comprehensive Income, Net of Tax
   Unrealized holding gains arising during period     115,421          148,295
                                                   -----------      -----------

Comprehensive Income                               $  742,115       $  802,398
                                                   ===========      ===========

Net Income per Share                               $     0.21       $     0.22
                                                   ===========      ===========

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                     1999              1998
                                                     ----              ----

Cash Provided by Operations                      $   896,367        $  907,815

Cash Provided by Financing Activities
   Net increase in demand deposits
      and interest-bearing transaction accounts    1,733,891         2,679,058
   Net increase in savings and money market
      deposits                                     1,580,674         1,233,404
   Net increase in certificates of deposit         2,514,884         3,413,156
   Decrease in dividends payable                    (479,594)         (440,824)
   Sale of stock                                     159,851           304,229
                                                 ------------       -----------

               Total Cash Provided by Financing
                  Activities                       5,509,706         7,189,023

Cash Used in Investing Activities
   Purchase of securities                         (4,995,750)       (3,540,000)
   Sale of securities                                 58,282            35,169
   Maturity of securities                          2,295,000         2,249,749
   Net increase in loans                          (4,989,415)       (1,252,095)
   Purchase of premises and equipment                (34,568)         (113,704)
                                                 ------------       -----------

               Total Cash Used by Investing
                  Activities                      (7,666,451)       (2,620,881)
                                                 ------------       -----------

Increase (Decrease) in Cash and Cash Equivalents $(1,260,378)       $5,475,957
                                                 ============       ===========


















See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 1999


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

         (j)      Earnings Per Share

                  Earnings per share were computed by using the average shares outstanding for each period presented. The 1999 average shares have been adjusted to reflect the sale of 13,833.651 shares of the Company's common stock through the dividend reinvestment plan on January 31, 1999, as well as the sale of 4,105 shares through the employee stock option plan at various dates during the period and the retirement of 5,100 shares on February 9, 1999. The 1998 average shares have been adjusted to reflect the sale of 12,096.807 shares of the Company's common stock through the dividend reinvestment plan on January 26,

                  1998, as well as the sale of 14,600 shares through the employee stock option plan at various dates during the period. The average shares of outstanding stock for the first quarter of 1999 and 1998 were 3,011,304.017 and 2,957,702.001, respectively.

                  At the annual meeting of April 15, 1999, the stockholders approved to add an additional 150,000 shares to the employee stock option plan. The options must be granted by the plan expiration date of March 16, 2005. The existing plan, which included Directors as well as employees, initially had 70,000 option grants authorized. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

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

                  The table below reflects the components of the Net Deferred Tax Asset account as of March 31, 1999:

                    Deferred tax assets resulting from loan
                       loss reserves                              $495,204
                    Deferred tax asset resulting from
                       deferred compensation                        46,580
                    Deferred tax liabilities resulting from
                       depreciation                               (125,875)
                    Unrealized securities losses                   (59,460)
                                                                  ---------

                              Net Deferred Tax Asset              $356,449
                                                                  =========

         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                  FIRST QUARTER 1999

                  Earnings Summary

                           Net income of $626,694 for the first  quarter of 1999
                  decreased $27,409 or 4.19% as compared to net income of $654,103 earned during the first quarter of 1998. Earnings per share of $.21 as of March 31, 1999 declined by $.01 or 4.55% over the same period in 1998. The annualized return on average assets of 1.33% decreased 16.88% while the annualized return on average equity of 12.93% decreased 15.43% when comparing first quarter 1999 results with those of first quarter 1998.

                           While the  steady  return on  assets  indicates  that
                  loans and deposits are being garnered at favorable interest rates, the decline in return on average assets and return on equity is indicative of a strengthening capital position as well as a decline in earnings. The Bank experienced a significant level of growth in deposits that was not matched with loan growth. This resulted in a decline in the loan to deposit ratio to a level of 81.89% from 86.69% in the same quarter of the prior year.

                  Interest Income and Interest Expense

                           Total  interest  income of  $3,674,928  for the first
                  quarter of 1999 increased $220,896 or 6.40% over interest income of $3,454,032 recorded during the first quarter of 1998. The major area of increase was in interest and fees on loans, which was a direct result from the growth of the loan portfolio. Due to greater deposit growth than loan growth, the investment portfolio has changed as investments in short-term instruments began to reflect larger investment balances. These short-term investments typically earn at a lesser rate than loans.

                           Total  interest  expense in the first quarter of 1999
                  increased to a level of $1,857,038. This amounted to an increase of $209,424 or 12.71% over the level reached during the first quarter of 1998. This increase in interest expense resulted from deposit growth.

                  Provision for Loan Losses

                           While the Bank's loan loss  experience  ratio remains
                  low, management continues to set aside increasing provisions to the loan loss reserve. During the first quarter of 1999, the Bank increased the loan loss reserve by $46,620 to a level of $1,605,361 or 1.15% of the outstanding loan balance.

                           At year end  1998,  the  reserve  level  amounted  to
                  $1,448,651 or 1.13% of the outstanding loan balance net of unearned interest.

                  Nonperforming Loans

                           Nonperforming loans consist of loans accounted for on
                  a non-accrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. As of March 31, 1999, the Bank had $733,773 in nonperforming loans or 5.26% of the loan portfolio. The amount of non-secured loans in this category amounted to $108,153.

                  Noninterest Income and Noninterest Expense

                           Noninterest  income of $139,968  increased  $2,727 or
                  1.99% for the first quarter of 1999 as compared to the level of $137,241 reached during the first quarter of 1998. The increase results from an expanded customer base as the branches continue to grow in trade area business.

                           Noninterest expense of $1,032,094  increased $123,841
                  or 13.64% for the first quarter of 1999 as compared to the level of $908,253 reached during the first quarter of 1998, as all areas of operation had additional expense related to the staffing and support required for an expanding customer base.

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

                           As  of  March  31,  1999,  the  Bank  had  $2,184,302
                  outstanding letters of credit. This represents a $12,500 or .57% decrease over the year end level. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer. The maturities of these letters are as follows:

                               1999                 $  388,013
                               2000                  1,186,471
                               2001                    609,818


                  Liquidity

                           As  of  the  end  of  the  first   quarter  of  1999,
                  $55,137,045 or 39.44% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $19,574,123 in certificates of deposit of $100,000 or more of which $13,285,923 mature in one year or less.

                           Currently,  the Bank has a maturity average ratio for
                  the next twelve months of 107.56% when comparing earning asset and certificates of deposit maturities.

                           At year end  1998,  $53,183,000,  or  41.43% of gross
                  loans, were scheduled to mature or were subject to repricing within one year and $13,096,432 in certificates of deposit were scheduled to mature during 1999.

                  Capital Adequacy

                           Total stockholder equity was $19,753,916 or 10.30% of
                  total assets as of March 31, 1999. This compared to $19,015,213 or 10.26% of total assets as of December 31, 1998.

                           Primary capital  (stockholders' equity plus loan loss
                  reserves) of $21,359,277 represents 11.14% of total assets as of March 31, 1999 as compared to $20,573,954 or 11.10% of total assets as of December 31, 1998.

                           The  increase in the equity  position  resulted  from
                  steady earnings with no dividends payable in the first quarter plus the sale of additional stock through the dividend reinvestment and the incentive stock option plans.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                 March 31, 1999


         Part II  Other Information

         Item 1            Legal Proceedings

                                    None

         Item 2            Changes in Securities

                                    None

         Item 3            Defaults Upon Senior Securities

                                    None

         Item 4            Submission of Matters to a Vote of Security Holders

                                    None

         Item 5            Other Information

                                    None

         Item 6            Report on Form 8-K

                                    No  reports  on Form  8-K  have  been  filed
                           during the quarter ended March 31, 1999.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                 March 31, 1999


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  May 4, 1999                                     Ben L. Watson, III
                                                       President and CEO





Date:  May 4, 1999                                       Janice C. Whitlow
                                                       Cashier and Treasurer