Form 10-Q
period 1999-06-30
BENCHMARK BANKSHARES INC
filed 1999-08-11
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the 6-month period ended June 30, 1999.

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

                                  3,025,629.61

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Part I - Table of Contents

                                  June 30, 1999


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

   Item 3            Quantitative and Qualitative Disclosures about Market Risk

Part II           Other Information

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                 (Unaudited)         (Audited)
                                                   June 30,         December 31,
                                                     1999              1998
                                                     ----              ----

Assets
   Cash and due from banks                       $ 6,575,867       $ 5,235,130
   Securities
      Federal Agency obligations                  16,085,572        11,274,613
      State and municipal obligations             12,775,031        12,095,899
      Other securities                               137,000           137,000
      Federal funds sold                           8,392,000        17,415,000

   Loans                                         146,415,907       134,818,220
      Less
         Unearned interest income                   (210,396)         (226,755)
         Allowance for loan losses                (1,674,159)       (1,558,741)
                                                -------------     -------------

               Net Loans                         144,531,352       133,032,724

   Premises and equipment - net                    3,289,438         3,200,391
   Accrued interest receivable                     1,584,547         1,562,214
   Deferred income taxes                             532,922           328,393
   Refundable income taxes                                 -            33,961
   Other real estate                                 541,392           697,862
   Other assets                                      702,452           367,764
                                                -------------     -------------

               Total Assets                     $195,147,573      $185,380,951
                                                =============     =============

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                 (Unaudited)        (Audited)
                                                   June 30,        December 31,
                                                     1999             1998
                                                     ----             ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)              $ 18,810,633      $ 16,201,313
      NOW accounts                                22,034,557        19,726,296
      Money market accounts                        8,593,374         6,850,631
      Savings                                     10,318,236         9,663,857
      Time, $100,000 and over                     20,037,260        18,176,368
      Other time                                  94,344,197        94,273,691
                                                -------------     ------------

               Total Deposits                    174,138,257       164,892,156

   Accrued interest payable                          774,161           808,284
   Dividends payable                                 481,426           479,594
   Other liabilities                                 228,725           185,704
                                                -------------     ------------

               Total Liabilities                 175,622,569       166,365,738

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares;  issued
      and outstanding 06-30-99, 3,008,911.157,
      issued and outstanding 12-31-98,
      2,997,465.366                                  631,871           629,678
   Capital surplus                                 4,428,847         4,314,339
   Retained earnings                              14,688,421        13,908,096
   Unrealized security gains (losses) net
      of tax effect                                 (224,135)          163,100
                                                -------------     -------------

               Total Stockholders' Equity         19,525,004        19,015,213
                                                -------------     ------------

               Total Liabilities and
                  Stockholders' Equity          $195,147,573      $185,380,951
                                                =============     ============

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.













See notes to consolidated financial statements.

Page 5 of 18
                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                       1999            1998
                                                       ----            ----
Interest Income
   Interest and fees on loans                       $6,404,348      $6,179,302
   Interest on U. S. Government obligations            421,319         337,173
   Interest on State and municipal obligations         302,947         231,809
   Interest on Federal funds sold                      334,971         240,092
   Interest on other securities                          2,610           2,610
                                                    -----------     -----------

               Total Interest Income                 7,466,195       6,990,986

Interest Expense
   Interest on deposits                              3,730,224       3,357,053
                                                    -----------     -----------

Net Interest Income                                  3,735,971       3,633,933
Provision for Loan Losses                              151,619         147,950
                                                    -----------     -----------

               Net Interest Income after Provision   3,584,352       3,485,983

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                         213,898         209,338
   Other operating income                              117,419          67,481
   (Losses) on sale of securities                         (547)           (436)
                                                    -----------     -----------

               Total Noninterest Income                330,770         276,383

Noninterest Expense
   Salaries and wages                                1,125,263         993,618
   Employee benefits                                   254,402         221,379
   Occupancy expenses                                  107,728          99,947
   Furniture and equipment expense                      95,830          74,019
   Other operating expenses                            529,072         447,557
                                                    -----------     -----------

               Total Noninterest Expense             2,112,295       1,836,520
                                                    -----------     -----------

Net Income before Taxes                              1,802,827       1,925,846
Income Taxes                                           540,913         609,386
                                                    -----------     -----------

Net Income                                           1,261,914       1,316,460

Other Comprehensive Income (Loss), Net of Tax
   Unrealized holding gains arising during period     (224,135)        162,329
                                                    -----------     -----------

Comprehensive Income                                $1,037,779      $1,478,789
                                                    ===========     ===========

Net Income per Share                                $     0.42      $     0.44
                                                    ===========     ===========
See notes to consolidated financial statements.

Page 6 of 18
                                        Form 10-Q

                                Benchmark Bankshares, Inc.

                             Consolidated Statement of Income

                                       (Unaudited)
                                                   Three Months Ended June 30,
                                                        1999           1998
                                                        ----           ----
Interest Income
   Interest and fees on loans                        $3,264,726     $3,091,056
   Interest on U. S. Government obligations             223,640        172,874
   Interest on State and municipal obligations          155,471        114,648
   Interest on Federal funds sold                       144,820        155,766
   Interest on other securities                           2,610          2,610
                                                     -----------    -----------

               Total Interest Income                  3,791,267      3,536,954

Interest Expense
   Interest on deposits                               1,873,186      1,709,439
                                                     -----------    -----------

Net Interest Income                                   1,918,081      1,827,515
Provision for Loan Losses                               122,722         70,492
                                                     -----------    -----------

               Net Interest Income after Provision    1,795,359      1,757,023

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                          109,892        108,655
   Other operating income                                80,910         30,709
   (Losses) on sale of securities                             -           (222)
                                                     -----------    -----------

               Total Noninterest Income                 190,802        139,142

Noninterest Expense
   Salaries and wages                                   572,159        489,972
   Employee benefits                                    124,378         99,397
   Occupancy expenses                                    56,165         50,650
   Furniture and equipment expense                       49,234         42,812
   Other operating expenses                             278,265        245,436
                                                     -----------    -----------

               Total Noninterest Expense              1,080,201        928,267
                                                     -----------    -----------

Net Income before Taxes                                 905,960        967,898
Income Taxes                                            270,740        305,541
                                                     -----------    -----------

Net Income                                              635,220        662,357

Other Comprehensive Income (Loss), Net of Tax
   Unrealized holding gains arising during period      (339,556)        14,034
                                                     -----------    -----------

Comprehensive Income                                 $  295,664     $  676,391
                                                     ===========    ===========

Net Income per Share                                 $     0.21     $     0.22
                                                     ===========    ===========
See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                     Six Months Ended June 30,
                                                       1999             1998
                                                       ----             ----

Cash Flows from Operating Activities              $ 1,210,815       $  944,958

Cash Flows from Financing Activities
   Net increase in demand deposits and interest-
      bearing transaction accounts                  4,917,581        5,322,025
   Net increase in savings and money market
      deposits                                      2,397,122        1,395,373
   Net increase in certificates of deposit          1,931,398        6,108,313
   Net sale of stock                                  116,701          440,325
   Dividends paid                                    (479,594)        (440,824)
                                                  ------------      -----------

               Total Cash Provided by Financing
                  Activities                        8,883,208       12,825,212

Cash Flows from Investing Activities
   Purchase of securities                          (9,593,846)      (7,184,085)
   Sale of securities                                 146,607           91,368
   Maturity of securities                           3,370,428        5,000,000
   Increase in loans net of collections           (11,498,628)      (1,866,779)
   Purchase of premises and equipment                (200,847)        (264,797)
                                                  ------------      -----------

               Total Cash (Used) by Investing
                  Activities                      (17,776,286)      (4,224,293)
                                                  ------------      -----------

Increase (Decrease) in Cash and Cash Equivalents  $(7,682,263)      $9,545,877
                                                  ============      ===========



















See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                   Three Months Ended June 30,
                                                       1999             1998
                                                       ----             ----

Cash Flows from Operating Activities               $   314,448      $   37,143

Cash Flows from Financing Activities
   Net increase in demand deposits and interest-
      bearing transaction accounts                   3,183,690       2,642,967
   Net increase (decrease) in savings and money
      market deposits                                  816,448         161,969
   Net increase in certificates of deposit            (583,486)      2,695,157
   Net sale of stock                                   (43,150)        136,096
                                                   ------------     -----------

               Total Cash Provided by Financing
                  Activities                         3,373,502       5,636,189

Cash Flows from Investing Activities
   Purchase of securities                           (4,598,096)     (3,644,085)
   Sale of securities                                   88,325          56,199
   Maturity of securities                            1,075,428       2,750,251
   Increase in loans net of collections             (6,509,213)       (614,684)
   Purchase of premises and equipment                 (166,279)       (151,093)
                                                   ------------     -----------

               Total Cash (Used) by Investing
                  Activities                       (10,109,835)     (1,603,412)
                                                   ------------     -----------

Increase (Decrease) in Cash and Cash Equivalents   $(6,421,885)     $4,069,920
                                                   ============     ===========





















See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 1999


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

         (j)      Earnings Per Share

                  Earnings per share were computed by using the average shares outstanding for each period presented. The average shares of outstanding stock for the first six months of 1999 and 1998 were 3,008,376.022 and 2,962,420.814 shares, respectively.

                  The Company has a stock option plan for its directors, officers, and employees. As of June 30, 1999, there were
                  135,723 share options that had been granted but were unexercised. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

         (k) Income Taxes. The table below reflects the components of the Net Deferred Tax Asset account as of June 30, 1999:

               Deferred tax assets resulting from loan
                  loss reserves                                 $ 506,287
               Deferred tax liabilities resulting from
                  depreciation                                   (130,513)
               Unrealized securities losses                       115,464
               Deferred compensation                               41,684
                                                                ----------

                              Net Deferred Tax Asset            $ 532,922
                                                                ==========

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         Six Months Ending June 30:  1999 Versus 1998

         Earnings Summary

                  Net income of $1,261,914 for the first six months of 1999 decreased $54,546 or 4.14% as compared to net income of $1,316,460 earned during the first six months of 1998. Earnings per share of $.42 as of June 30, 1999 decreased $.02 over the June 30, 1998 level of $.44. The annualized return on average assets of 1.33% decreased 16.35% while the annualized return on average equity of 13.10% decreased 13.93% when comparing first six months 1999 results with those of first six months 1998.

                  The decrease in earnings resulted from operating expenses increasing at a greater rate than the interest margin earned.

         Interest Income and Interest Expense

                  Total interest income of $7,466,195 for the first six months of 1999 increased $475,209 or 6.8% over interest income of $6,990,986 recorded during the first six months of 1998. The major area of increase was in interest earned on investments as management invested more funds in higher yielding long-term investments rather than short-term Federal funds. During the comparison periods, the loan to deposit ratio and interest rates on loans remained fairly constant.

                  Total interest expense in the first six months of 1999 increased to a level of $3,730,224. This amounted to an increase of $373,171 or 11.12% over the level reached during the first six months of 1998. This increase in interest expense resulted from deposit growth, as well as the payment of higher interest rates to meet market competition.

         Provision for Loan Losses

                  While the Bank's loan loss experience ratio remains low, management continues to set aside increasing provisions to the loan loss reserve. During the first six months of 1999, the Bank increased the loan loss reserve by $115,418 to a level of $1,674,159 or 1.15% of the outstanding loan balance.

                  At year end 1998, the reserve level amounted to $1,558,741 or 1.16% of the outstanding loan balance net of unearned interest.

         Nonperforming Loans

                  Nonperforming loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. As of June 30, 1999, the Bank had $1,193,926 in nonperforming loans or .81% of the loan portfolio. The amount of non-secured loans in this category amounted to $7,592.

         Noninterest Income and Noninterest Expense

                  Noninterest income of $330,770 increased $54,387 or 19.68% for the first six months of 1999 as compared to the level of $276,383 reached during the first six months of 1998. The increase resulted from an increase in other operating income as commissions earned on the investment program increased $27,578.

                  Noninterest expense of $2,112,295 increased $275,775 or 15.02% for the first six months of 1999 as compared to the level of $1,836,520 reached during the first six months of 1998. The change resulted primarily from increases in salaries and benefits due to the expanding staff needs.

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

                  As of June 30, 1999, the Bank had $1,831,989 outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer. Following are the maturities of these instruments as of June 30:

                              2000         $   44,200
                              2001          1,787,789


         Liquidity

                  As of the end of the first six months of 1999, $58,980,136 or 40.28% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $20,037,260 in certificates of deposit of $100,000 or more of which $13,927,114 mature in one year or less.

                  Currently, the Bank has a maturity average ratio for the next twelve months of 20.57% when comparing current assets and current liabilities.

                  At year end 1998, $50,073,775 or 38.85% of gross loans were scheduled to mature or were subject to repricing within one year and $14,052,703 in certificates of deposit were scheduled to mature during 1998.

         Capital Adequacy

                  Total shareholder equity was $19,525,004 or 10.01% of total assets as of June 30, 1999. This compared to $19,015,213 or 10.26% of total assets as of December 31, 1998.

                  Primary capital (shareholders' equity plus loan loss reserves) of $21,199,163 represents 10.86% of total assets as of June 30, 1999 as compared to $20,573,954 or 11.10% of total assets as of December 31, 1998.

                  The increase in the equity position resulted from an increase in earnings in the first six months of 1999 versus the first six months of 1998 and an increase in capital through the sale of common stock from the dividend reinvestment program and exercised employee stock options.

Three Months Ending June 30:  1999 Versus 1998

         The same operating policies and philosophies discussed in the six month discussion were prevalent throughout the second quarter and the operating results were predictably similar.

Earnings Summary

         Net income of $635,220 for the second quarter of 1999 decreased $27,137 or 4.1% as compared to the $662,357 earned during the second quarter of 1998.
Earnings per share of $.21 for the second quarter of 1999 decreased $.01 or 4.55% when compared to the corresponding period in 1998. The annualized return on average assets was 1.32% and the return on average equity was 13.48% for the second quarter of 1999. This compares to a return on average assets of 1.56% and a return on average equity of 14.92% for the same period in 1998.

         The increased earnings is an indication of the growth experienced during the second quarter. The decline in the return on average equity reflects the growth in equity through the dividend reinvestment plan and the exercising of stock option grants at a faster rate than the increase in income.

Interest Income and Interest Expense

         Total interest income of $3,791,267 for the second quarter of 1999 increased $254,313 or 7.19% from the total interest income of $3,536,954 for the corresponding quarter in 1998. The increase resulted primarily from growth in the loan portfolio. Interest and fees on loans amounted to $3,264,726. This represented an increase of $173,670 or 5.62% over the corresponding period in 1998.

         Interest expense for the second quarter of 1999 increased $163,747 or 9.58% over the same period in 1998. The increase in interest expense reflected the current economic trend of increased interest rates as well as steady deposit growth.

Provision for Loan Losses

         During the second quarter, the demand for loans was strong and the level of quality loans continued to increase. During the period, the Bank provided an additional $122,722 to the reserve through its provision for loan losses.

Loans and Deposits

         During the second quarter of 1999, net loans grew $11,498,628. This growth results from an aggressive loan demand fueled in part by the Bank opening two loan production offices in an expanded trade area.

         Deposits increased by $7,772,831 for the three month period ending June 30, 1999. Management feels that the growth in deposits has resulted from an increase in the size of the trade area as well as further penetration into existing market areas through the community bank operating concept.

Item 3   Quantitative and Qualitative Disclosures about Market Risk


                  Through the nature of the banking industry, market risk is inherent in the Company's operation. A majority of the business is built around financial products, which are sensitive to changes in market rates. Such products, categorized as loans, investments, and deposits are utilized to transfer financial resources. These products have varying maturities, however, and this provides an opportunity to match assets and liabilities so as to offset a portion of the market risk.

                 Management follows an operating strategy that limits the interest rate risk by offering only shorter-term products that typically have a term of no more than five years. By effectively matching the maturities of inflows and outflows, management feels it can effectively limit the amount of exposure that is inherent in its financial portfolio.

                  As a separate issue, there is also the inherent risk of loss related to loans and investments. The impact of loss through default has been considered by management through the utilization of an aggressive loan loss reserve policy and a conservative investment policy that limits investments to higher quality issues; therefore, only the risk of interest rate variations is considered in the following analysis.

                  The Company does not currently utilize derivatives as part of its investment strategy.

                  The tables below present principal amounts of cash flow as it relates to the major financial components of the Company's balance sheet. The cash flow totals represent the amount that will be generated over the life of the product at its stated interest rate. The present value discount is then applied to the cash flow stream at the current market rate for the instrument to determine the current value of the individual category. Through this two-tiered analysis, management has attempted to measure the impact not only of a rate change, but also the value at risk in each financial product category. Only financial instruments that do not have price adjustment capabilities are herein presented.

                  In Table One, the cash flows are spread over the life of the financial products in annual increments as of June 30 each year with the final column detailing the present value discounting of the cash flows at current market rates.

                         Fair Value of Financial Assets

                           Benchmark Bankshares, Inc.

                                  June 30, 1999


                                                                                                                    Current
Categories                          2000          2001         2002          2003          2004      Thereafter      Value
----------                          ----          ----         ----          ----          ----      ----------      -----

Loans
    Commercial                  $10,989,908   $         -   $         -   $        -   $         -   $        -   $10,414,219
    Mortgage                     40,780,715    22,889,230    16,300,596    9,373,543    21,649,862    3,767,899    95,816,482
    Simple Interest I/L          11,020,077     6,956,337     3,898,484    2,225,262       843,561       13,166    21,107,276
    Rule of 78ths I/L             1,221,148       637,283       292,355       56,833         4,172            -     1,897,873

Investments
    U. S. Government Agencies       863,810       863,810       863,810    1,849,748     3,261,798   12,440,635    14,118,263
    Municipals
       Nontaxable                   784,842       913,974     2,587,886    2,066,364     1,058,001    6,541,463    10,728,518
       Taxable                       57,500        61,693        61,693       61,693       571,698      157,250       706,645
    Mortgage Backed Securities      423,963       550,893       295,427      264,507       225,289    1,000,407     2,224,908


                                                                                                                     Current
      Categories                    2000          2001          2002          2003         2004      Thereafter       Value
      ----------                    ----          ----          ----          ----         ----      ----------       -----

Certificates of Deposits
    < 182 days                    3,839,429             -             -            -             -            -     3,763,540
    182 - 364 days                4,813,777             -             -            -             -            -     4,622,409
    1 year - 2 years             38,061,394     2,010,060             -            -             -            -    38,197,947
    2 years - 3 years             3,970,953     7,945,832       118,870            -             -            -    11,123,445
    3 years - 4 years             1,658,718     1,296,085     2,054,351       51,663             -            -     3,550,198
    4 years - 5 years               953,560     1,410,091       583,162    1,009,909        37,323            -     1,897,873
    5 years                      18,657,068     6,740,311     6,049,669    8,808,332    13,512,238       37,670    46,837,261


                  In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at six and twelve month intervals.

                        Variable Interest Rate Disclosure

                           Benchmark Bankshares, Inc.

                                  June 30, 1999

                                         Valuation of                                 Valuation of
                                     Financial Instruments           No           Financial Instruments
                                     Given an Interest Rate       Change In       Given an Interest Rate
                                  Decrease of (x) Basis Points     Interest     Increase of (x) Basis Points
Categories                          (200 BPS)      (100 BPS)        Rate           100 BPS        200 BPS
----------                          ---------      ---------        ----           -------        -------

Loans
    Commercial                    $ 10,541,469   $ 10,477,534    $10,414,219    $ 10,351,518   $ 10,289,422
    Mortgage                       100,513,281     98,113,582     95,816,482      93,615,996     91,506,569
    Simple Interest I/L             21,864,630     21,479,795     21,107,276      20,746,526     20,397,028
    Rule of 78ths I/L                1,953,754      1,925,432      1,897,873       1,871,047      1,844,927

Investments
    U. S. Government Securities     15,887,234     14,967,412     14,118,263      13,333,357     12,606,923
    Municipals
       Nontaxable                   12,133,007     11,517,525     10,728,518      10,416,817      9,924,035
       Taxable                         771,700        738,189        706,645         676,928        648,908
    Mortgage Backed Securities       2,460,899      2,364,918      2,224,908       2,190,560      2,111,263

Certificates of Deposit
    < 182 days                       3,801,106      3,782,230      3,763,540       3,745,034      3,726,709
    182 - 364 days                   4,712,920      4,667,226      4,622,409       4,578,445      4,535,309
    1 year - 2 years                38,978,467     38,584,269     38,197,947      37,819,269     37,448,011
    2 years - 3 years               11,487,353     11,302,933     11,123,445      10,948,710     10,778,555
    3 years - 4 years                3,717,228      3,632,139      3,550,198       3,471,253      3,395,159
    4 years - 5 years                3,717,228      3,632,139      3,550,198       3,471,253      3,395,158
    5 years                         49,372,042     48,076,021     46,837,261      45,652,500     44,518,696

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                  June 30, 1999


Part II  Other Information

Item 1            Legal Proceedings

                           None

Item 2            Changes in Securities

                           None

Item 3            Defaults Upon Senior Securities

                           None

Item 4            Submission of Matters to a Vote of Security Holders

                           None

Item 5            Other Information

                           None

Item 6            Report on Form 8-K

                           No  reports  on Form 8-K have been  filed  during the
                  quarter ended June 30, 1999.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                  June 30, 1999


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  August 10, 1999                                      Ben L. Watson, III
                                                            ------------------
                                                            President and CEO






Date:  August 10, 1999                                      Janice C. Whitlow
                                                            -----------------
                                                          Cashier and Treasurer