Form 10-Q
period 1999-09-30
BENCHMARK BANKSHARES INC
filed 1999-11-09
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the 9-month period ended September 30, 1999.

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

                                  3,014,411.827

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                      Index

                               September 30, 1999


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

   Item 1            Legal Proceedings

   Item 2            Changes in Securities

   Item 3            Defaults Upon Senior Securities

   Item 4            Submission of Matters to a Vote of Security Holders

   Item 5            Other Information

   Item 6            Report on Form 8K

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                (Unaudited)         (Audited)
                                               September 30,       December 31,
                                                   1999               1998
                                                   ----               ----

Assets
   Cash and due from banks                      $ 7,008,201        $ 5,235,130
   Securities
      Federal Agency obligations                 15,837,182         11,274,613
      State and municipal obligations            12,656,388         12,095,899
      Other securities                              137,000            137,000
      Federal funds sold                                  -         17,415,000

   Loans                                        148,995,953        134,818,220
      Less
         Unearned interest income                  (162,148)          (226,755)
         Allowance for loan losses               (1,335,313)        (1,558,741)
                                               -------------      -------------

               Net Loans                        147,498,492        133,032,724

   Premises and equipment - net                   3,282,818          3,200,391
   Accrued interest receivable                    1,741,677          1,562,214
   Deferred income taxes                            502,863            328,393
   Refundable income taxes                                -             33,961
   Other real estate                                505,158            697,862
   Other assets                                     777,308            367,764
                                               -------------      -------------

               Total Assets                    $189,947,087       $185,380,951
                                               =============      =============

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                (Unaudited)         (Audited)
                                               September 30,       December 31,
                                                   1999               1998
                                                   ----               ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)             $ 19,196,403       $ 16,201,313
      NOW accounts                               19,422,701         19,726,296
      Money market accounts                       8,589,101          6,850,631
      Savings                                    10,412,220          9,663,857
      Time, $100,000 and over                    18,598,645         18,176,368
      Other time                                 92,009,705         94,273,691
                                               -------------       ------------

               Total Deposits                   168,228,775        164,892,156

   Federal funds purchased                          504,000                  -
   Accrued interest payable                         761,888            808,284
   Accrued income tax payable                         8,233                  -
   Dividends payable                                      -            479,594
   Other liabilities                                370,450            185,704
                                               -------------      -------------
               Total Liabilities                169,873,346        166,365,738

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares;  issued
      and  outstanding  3,014,411.827 shares
      as  of  9-30-99;  and  authorized
      4,000,000 shares, issued and outstanding
      2,997,465.366 shares as of 12-31-98           633,027            629,678
   Capital surplus                                4,493,166          4,314,339
   Retained earnings                             15,337,405         13,908,096
   Other Comprehensive Income (Loss),
      Net of Tax                                   (389,857)           163,100
                                               -------------      -------------

               Total Stockholders' Equity        20,073,741         19,015,213
                                               -------------      -------------

               Total Liabilities and
                  Stockholders' Equity         $189,947,087       $185,380,951
                                               =============      =============

Note:  The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.








See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                       1999           1998
                                                       ----           ----
Interest Income
   Interest and fees on loans                       $ 9,787,466    $ 9,316,058
   Interest on U. S. Government obligations             673,369        508,487
   Interest on State and municipal obligations          459,519        352,293
   Interest on Federal funds sold                       363,179        452,205
   Interest on other securities                           2,610          2,610
                                                    ------------   ------------

               Total Interest Income                 11,286,143     10,631,653

Interest Expense
   Interest on deposits                               5,552,028      5,147,596
   Interest of Federal funds purchased                    9,000              -
                                                    ------------   ------------

               Total Interest Expense                 5,561,028      5,147,596
                                                    ------------   ------------

               Net Interest Income                    5,725,115      5,484,057

Provision for Loan Losses                               355,336        228,924
                                                    ------------   -----------

               Net Interest Income after Provision    5,369,779      5,255,133

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                          332,540        316,556
   Other operating income                               222,185        155,960
   (Losses) on sale of securities                          (547)          (595)
   (Losses) on sale of other real estate                 (1,354)             -
                                                    ------------   ------------

               Total Noninterest Income                 552,824        471,921

Noninterest Expense
   Salaries and wages                                 1,720,572      1,482,925
   Employee benefits                                    382,193        335,104
   Occupancy expense                                    165,802        151,099
   Furniture and equipment expense                      142,265        112,383
   Other operating expense                              781,821        699,672
                                                    ------------   ------------

               Total Noninterest Expense              3,192,653      2,781,183
                                                    ------------   ------------

               Net Income before Taxes                2,729,950      2,945,871
Income Taxes                                            819,041        897,230
                                                    ------------   ------------

Net Income                                            1,910,909      2,048,641

Other Comprehensive Income (Loss), Net of Tax
   Unrealized holding gains (losses) arising
      during period                                    (389,857)       265,964
                                                    ------------   ------------

Comprehensive Income                                $ 1,521,052    $ 2,314,605
                                                    ============   ============

Net Income per Share                                $      0.63    $      0.69
                                                    ============   ============
See notes to consolidated financial statements.

Page 6 of 19
                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                               Three Months Ended September 30,
                                                        1999           1998
                                                        ----           ----
Interest Income
   Interest and fees on loans                        $3,383,118     $3,136,756
   Interest on U. S. Government obligations             252,050        171,314
   Interest on State and municipal obligations          156,572        120,484
   Interest on Federal funds sold                        28,208        212,113
                                                     -----------    -----------

               Total Interest Income                  3,819,948      3,640,667

Interest Expense
   Interest on deposits                               1,821,804      1,790,543
   Interest on Federal funds purchased                    9,000              -
                                                     -----------    -----------

               Total Interest Expense                 1,830,804      1,790,543
                                                     -----------    -----------

               Net Interest Income                    1,989,144      1,850,124

Provision for Loan Losses                               203,717         80,974
                                                     -----------    -----------

               Net Interest Income after Provision    1,785,427      1,769,150

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                          118,642        107,218
   Other operating income                               104,766         88,479
   (Losses) on sale of securities                             -           (159)
   (Losses) on sale of other real estate                 (1,354)             -
                                                     -----------    -----------

               Total Noninterest Income                 222,054        195,538

Noninterest Expense
   Salaries and wages                                   595,309        489,307
   Employee benefits                                    127,791        113,725
   Occupancy expense                                     58,074         51,152
   Furniture and equipment expense                       46,435         38,364
   Other operating expense                              252,749        252,115
                                                     -----------    -----------

               Total Noninterest Expense              1,080,358        944,663
                                                     -----------    -----------

               Net Income before Taxes                  927,123      1,020,025
Income Taxes                                            278,128        287,844
                                                     -----------    -----------

Net Income                                              648,995        732,181

Other Comprehensive Income, Net of Tax
   Unrealized holding gains (losses) arising
      during period                                    (165,722)       103,635
                                                     -----------    -----------

Comprehensive Income                                 $  483,273     $  835,816
                                                     ===========    ===========

Net Income per Share                                 $     0.22     $     0.25
                                                     ===========    ===========
See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                      1999             1998
                                                      ----             ----

Cash Flows from Operating Activities              $ 1,485,624      $ 1,817,929

Cash Flows from Financing Activities
   Net increase in demand deposits and interest-
      bearing transaction accounts                  2,691,495        6,032,984
   Net increase in savings and money market
      deposits                                      2,486,833        1,400,704
   Net increase in certificates of deposit         (1,841,709)      11,010,727
   Net increase in Federal funds purchased            504,000                -
   Net sale of stock                                  182,176          651,104
   Dividends paid                                    (961,020)        (888,454)
                                                  ------------     ------------

               Net Cash Provided by Financing
                  Activities                        3,061,775       18,207,065

Cash Flows from Investing Activities
   Purchase of securities                          (9,593,846)     (10,961,068)
   Sale of securities                                 346,568          114,430
   Maturity of securities                           3,370,428        9,457,989
   Net increase in loans                          (14,242,340)      (4,118,420)
   Purchases of premises and equipment               (261,488)        (320,628)
   Decrease (Increase) of other real estate           191,350          (17,470)
                                                  ------------     ------------

               Net Cash (Used) by Investing
                  Activities                      (20,189,328)      (5,845,167)
                                                  ------------     ------------

Increase (Decrease) in Cash and Cash Equivalents  (15,641,929)      14,179,827

Beginning Cash and Cash Equivalents                22,650,130        9,948,094
                                                  ------------     ------------

Ending Cash and Cash Equivalents                  $ 7,008,201      $24,127,921
                                                  ============     ============

Supplemental Data
   Interest paid                                  $ 5,607,424      $ 5,076,209
   Taxes paid                                         776,847          966,927







See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                               Three Months Ended September 30,
                                                     1999              1998
                                                     ----              ----

Cash Flows from Operating Activities             $   274,809       $   872,971

Cash Flows from Financing Activities
   Net increase in demand deposits and
      interest-bearing transaction accounts       (2,226,086)          710,959
   Net increase in savings and money market
      deposits                                        89,711             5,331
   Net increase (decrease) in certificates of
      deposit                                     (3,773,107)        4,902,414
   Net increase in Federal funds purchased           504,000                 -
   Sale of stock                                      65,475           210,779
   Dividends paid                                   (481,426)         (447,630)
                                                 ------------      ------------

               Net Cash Provided (Used) by
                  Financing Activities            (5,821,433)        5,381,853

Cash Flows from Investing Activities
   Purchase of securities                                  -        (3,776,983)
   Sales of securities - paydowns                    199,961            23,062
   Maturity of securities                                  -         4,457,989
   Net increase in loans                          (2,743,712)       (2,251,641)
   Purchases of premises and equipment               (60,641)          (55,831)
   (Increase) Decrease of other real estate          191,350           (17,470)
                                                 ------------      ------------

               Net Cash (Used) by Investing
                  Activities                      (2,413,042)       (1,620,874)
                                                 ------------      ------------

Increase (Decrease) in Cash and Cash Equivalents  (7,959,666)        4,633,950

Beginning Cash and Cash Equivalents               14,967,867        19,493,971
                                                 ------------      ------------

Ending Cash and Cash Equivalents                 $ 7,008,201       $24,127,921
                                                 ============      ============

Supplemental Data
   Interest paid                                 $ 1,843,077       $ 1,741,547
   Taxes paid                                        492,329           305,000








See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 1999


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

         (c) Investment Securities. Pursuant to guidelines established in FAS 115, the Company has elected to classify a portion of its current portfolio as securities available-for-sale. This category refers to investments that are not actively traded but are not anticipated by management to be held-to-maturity. Typically, these types of investments will be utilized by management to meet short-term asset/liability management needs. The remainder of the portfolio is classified as held-to-maturity. This category refers to investments that are anticipated by management to be held until they mature.

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

         (g) Other Real Estate. As a normal course of business, the Bank periodically has to foreclose on property used as collateral on nonperforming loans. The assets are recorded at cost plus capital improvement cost.

         (h) Depreciation. For financial reporting, property and equipment are depreciated using the straight line method; for income tax reporting, depreciation is computed using statutory accelerated methods. Leasehold improvements are amortized on the straight line method over the estimated useful lives of the improvements. Income taxes in the accompanying financial statements reflect the depreciation method used for financial reporting and, accordingly, include a provision for the deferred income tax effect of depreciation which will be recognized in different periods for income tax reporting.

         (i)      Earnings Per Share

                           Earnings per share were computed by using the average
                  shares outstanding for each period presented. The 1999 average shares have been adjusted to reflect the sale of 15,947.619 shares of the Company's common stock through a combination of the dividend reinvestment plan and the employee stock option plan during the first nine months of 1999. The 1998 average shares have been adjusted to reflect the sale of 22,105.344 shares through the dividend reinvestment program and the stock option plan. The average shares of outstanding stock for the first nine months of 1999 and 1998 were 3,010,698.875 shares and 2,957,702.001 shares, respectively.

                           As of September 30, 1999, the Company had outstanding
                  granted options to purchase 129,072 shares of Benchmark Bankshares, Inc. stock to employees and directors under two separate incentive stock plans. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

          (j)     Cash and Cash Equivalents

                  The term cash as used in the Condensed Consolidated Statement of Cash Flows refers to all cash and cash equivalent investments. For purposes of the statement, Federal funds sold, which have a one day maturity, are classified as cash equivalents.

         (k) Income Taxes. The table below reflects the components of the Net Deferred Tax Asset account as of September 30, 1999:

                       Deferred Tax Assets
                          Resulting from
                             Loan loss reserves              $378,550
                             Deferred compensation             41,684
                             Unrealized security losses       200,826
                       Deferred Tax Liabilities
                          Resulting from
                             Depreciation                     118,197
                                                             --------

                                 Net Deferred Tax Asset      $502,863
                                                             ========

         (l)      Year 2000 Compliance

                           The Company has  developed a plan which has  resulted
                  in compliance, by June 30, 1999, with all Year 2000 issues related to its operation. The Federal Reserve Bank reviewed the Bank's existing plan and implementation thereof and reported that the Bank had followed the regulator's guidelines and timetable as prescribed.

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

         Nine Months Ending September 30:  1999 Versus 1998

         Earnings Summary

                  Net income of $1,910,909 for the first nine months of 1999 decreased $137,732 or 6.72% as compared to net income of $2,048,641 earned during the first nine months of 1998. Earnings per share of $.63 as of September 30, 1999 decreased $.06 over the September 30, 1998 level of $.69. The annualized return on average assets of 1.36% decreased 16.05% while the annualized return on average equity of 13.04% decreased 15.60% when comparing first nine months 1999 results with those of first nine months 1998.

                  The decrease in earnings resulted from several factors. First, the provision for loan loss increased $126,412 as the Bank set aside additional funds to cover potential weaknesses in the loan portfolio. Secondly, operation cost increased by $411,470 as the Bank opened several new loan production offices which will be converted to full service operations in the near future.

         Interest Income and Interest Expense

                  Total interest income of $11,286,143 for the first nine months of 1999 increased $654,490 or 6.16% over interest income of $10,631,653 recorded during the first nine months of 1998. The major area of increase was from interest and fees on loans which increased $471,408. The increase resulted from a strong loan demand which dictated a liquidation of portfolio holdings to help fund the loans.

                  Total interest expense in the first nine months of 1999 increased to a level of $5,561,028. This amounted to an increase of $413,432 or 8.03% over the level reached during the first nine months of 1998. This increase in interest expense resulted from deposit growth as well as an increase in deposit rates.

         Provision for Loan Losses

                  While the Company's loan loss experience ratio remains low, management continues to set aside increasing provisions to the loan loss reserve. During the first nine months of 1999, the loan loss reserve has decreased by $223,428 to a level of $1,335,313 or .89% of the outstanding loan balance. While the Bank has contributed $355,336 during the year, net charge-offs have amounted to $578,764.

                  At year end 1998, the reserve level amounted to $1,522,115 or 1.16% of the outstanding loan balance net of unearned interest.

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

                  As of September 30, 1999, the Bank had $875,724 or .59% of the loan portfolio classified as non-accrual loans.

         Noninterest Income and Noninterest Expense

                  Noninterest income of $552,824 increased $80,903 or 14.6% for the first nine months of 1999 as compared to the level of $471,921 reached during the first nine months of 1998. The increase primarily resulted from an increase in other operating income indicating an increase in customers served as the Bank continued to expand its trade area.

                  Noninterest expense of $3,192,653 increased $411,470 or 14.79% for the first nine months of 1999 as compared to the level of $2,781,183 reached during the first nine months of 1998. Additional staffing requirements due to the opening of three loan production offices resulted in salaries and benefits increasing by $284,736.

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

                  As of September 30, 1999, the Bank had $1,833,489 outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer. The maturities of these instruments are as follows:

                                2000         $ 40,700
                                2001        1,792,789


         Liquidity

                  As of the end of the first nine months of 1999, $55,545,704 or 37.28% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $18,598,645 in certificates of deposit of $100,000 or more of which $12,288,560 mature in one year or less.

                  Currently, the Bank has a maturity average ratio for the next twelve months of 54.04% when comparing assets and deposits.

                  At year end 1998, $57,043,001 or 43.48% of gross loans were scheduled to mature or were subject to repricing within one year and $16,053,682 in certificates of deposit were scheduled to mature during 1999.

         Capital Adequacy

                  Total stockholder equity was $20,073,741 or 10.57% of total assets as of September 30, 1999. This compared to $19,015,213 or 10.26% of total assets as of December 31, 1998.

                  Primary capital (stockholders' equity plus loan loss reserves) of $21,409,054 represents 11.27% of total assets as of September 30, 1999 as compared to $20,513,899 or 11.44% of total assets as of December 31, 1998.

                  The increase in the equity position resulted from the sale of additional stock through the Dividend Reinvestment Program and Stock Option Plans as well as an increase in earnings in the first nine months of 1999 versus the first nine months of 1998. The impact of these sales was somewhat offset by a decline in the market value of the securities in the bond portfolio that are classified as available-for-sale.

         Three Months Ending September 30:  1999 Versus 1998

                  The same operating policies and philosophies discussed in the nine month discussion were prevalent throughout the third quarter and the operating results were predictably similar.

         Earnings Summary

                  Net income of $648,995 for the third quarter of 1999 decreased $83,186 or 11.36% as compared to the $732,181 earned during the third quarter of 1998. Earnings per share of $.22 for the third quarter of 1999 decreased $.03 or 12.0% when compared to the corresponding period in 1998. The annualized return on average assets was 1.35% and the return on average equity was 13.11% for the third quarter of 1999. This compares to a return on average assets of 1.66% and a return on average equity of 15.86% for the same period in 1998.

                  The decreased earnings reflect an increase in operating cost as the Bank begins a new initiative for growth into an expanded trade area.

         Interest Income and Interest Expense

                  Total interest income of $3,819,948 for the third quarter of 1999 increased $179,281 or 4.92% from the total interest income of $3,640,667 for the corresponding quarter in 1998. The increase resulted from growth in the loan portfolio as long demand was strong during the period. Interest and fees on loans amounted to $3,383,118. This represented an increase of $246,362 or 7.85% over the corresponding period in 1998. Interest income from Federal funds sold declined as all liquid investments were used to meet the strong loan demand.

                  Interest expense for the third quarter of 1999 increased $139,020 or 7.51% over the same period in 1998. The increase in interest expense reflected the higher interest cost during the period.

         Provisions for Loan Losses

                  The third quarter results reflect a strong demand for loans. During the period, the Bank provided an additional $203,717 to the reserve through its provision for loan loss.

         Loans and Deposits

                  During the third quarter of 1999, net loans grew $2,743,712 or 7.51% annualized. This growth resulted from the continued strong loan demand experienced throughout the Company's trade area. The strong loan demand also allowed the Bank to increase the quality of the loan portfolio by increasing the loan acceptance criteria.

                  Deposits decreased by $5,909,482 or 13.57% annualized for the three month period ending September 30, 1999. The decline in deposits is mainly a result of local municipalities reducing their deposit balance reserves.

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

                         Fair Value of Financial Assets

                           Benchmark Bankshares, Inc.

                               September 30, 1999

                                                                                                                    Current
          Categories                 2000          2001         2002         2003          2004      Thereafter      Value
          ----------                 ----          ----         ----         ----          ----      ----------      -----

Loans
    Commercial                  $ 22,857,480   $         -   $         -   $         -   $         -   $        -   $22,857,480
    Mortgage                      26,872,138    21,003,565    17,794,303    14,907,912    22,815,720    5,411,285    83,121,673
    Simple Interest I/L           11,180,829     7,437,861     4,361,243     1,825,188       980,448       36,632    20,856,740
    Rule of 78ths I/L              1,002,788       499,896       216,716        38,608         2,838            -     1,433,429

Investments
    U. S. Government  Agencies             -             -       500,000     2,000,000     2,500,000    8,787,384    13,295,905
    Municipals
       Nontaxable                    105,000       560,000     1,300,000     1,015,000       490,000    8,371,522    11,683,642
       Taxable                             -             -             -             -       510,000      506,533       949,657
    Mortgage Backed Securities       249,030       140,305       582,801             -             -    1,466,689     2,370,326


                                                                                                                    Current
          Categories                 2000          2001         2002         2003          2004      Thereafter      Value
          ----------                 ----          ----         ----         ----          ----      ----------      -----

Certificates of Deposits
    < 182 days                     3,022,962            -            -             -             -            -     3,022,962
    182 - 364 days                 5,941,125            -            -             -             -            -     5,941,125
    1 year - 2 years              33,502,026    3,907,367            -             -             -            -    35,502,857
    2 years - 3 years              4,883,434    7,059,320       34,900             -             -            -    11,090,737
    3 years - 4 years              1,275,225    1,535,859    2,038,611             -             -            -     4,363,290
    4 years - 5 years              1,122,184    1,044,029      554,999     1,134,497             -            -     3,413,058
    5 years                       16,875,113    6,327,804    5,208,574    11,770,462    12,404,503            -    45,288,656


In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at six and twelve month intervals.

                        Variable Interest Rate Disclosure

                           Benchmark Bankshares, Inc.

                               September 30, 1999


                                          Valuation of Securities             No            Valuation of Securities
                                           Given an Interest Rate         Change In          Given an Interest Rate
                                        Decrease of (x) Basis Points       Interest       Increase of (x) Basis Points
             Categories                  (200 BPS)        (100 BPS)          Rate           100 BPS          200 BPS
             ----------                  ---------        ---------          ----           -------          -------

Loans
    Commercial                          $23,088,364     $22,972,342      $22,857,480      $22,743,761      $22,631,168
    Mortgage                             87,427,697      85,229,320       83,121,673       81,099,903       79,159,449
    Simple Interest I/L                  21,557,232      21,201,722       20,856,740       20,521,851       20,196,649
    Rule of 78ths I/L                     1,472,651       1,452,789        1,433,429        1,414,551        1,396,140

Investments
    U. S. Government Securities          14,125,850      13,756,669       13,295,905       12,886,524       12,465,960
    Municipals
       Nontaxable                        12,827,383       1,238,662       11,683,642       11,160,054       10,047,479
       Taxable                            1,059,751       1,002,908          949,657          899,738          852,911
    Mortgage Backed Securities            2,597,273       2,480,184        2,370,326        2,267,070        2,170,035

Certificates of Deposit
    < 182 days                            3,038,153       3,030,538        3,022,962        3,015,423        3,007,922
    182 - 364 days                        6,001,136       5,970,980        5,941,125        5,911,567        5,882,302
    1 year - 2 years                     36,263,610      35,879,236       35,502,857       35,134,230       34,773,119
    2 years - 3 years                    11,434,273      11,260,240       11,090,737       10,925,602       10,764,681
    3 years - 4 years                     3,572,825       3,491,419        3,413,058        3,337,594        3,264,887
    5 years                              47,807,901      46,519,729       45,288,656       44,111,444       42,985,071


Only financial instruments that do not have daily price adjustment capabilities are herein presented.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                               September 30, 1999


Part II  Other Information

Item 1            Legal Proceedings

                           None

Item 2            Changes in Securities

                           None

Item 3            Defaults Upon Senior Securities

                           None

Item 4            Submission of Matters to a Vote of Security Holders

                           None

Item 5            Other Information

                           None

Item 6            Report on Form 8-K

                           No  reports  on Form 8-K have been  filed  during the
                  quarter ended September 30, 1999.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                               September 30, 1999


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  November 8, 1999                                  Ben L. Watson, III
                                                         ------------------
                                                         President and CEO






Date:  November 8, 1999                                    Janice C. Whitlow
                                                           -----------------
                                                         Cashier and Treasurer