Form 10-K
period 1999-12-31
BENCHMARK BANKSHARES INC
filed 2000-03-23
CIK 804563

                                    FORM 10-K

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999.

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission file number 000-18445.

                           Benchmark Bankshares, Inc.

             (Exact name of registrant as specified in its charter)

           Virginia                                     54-1380808
           --------                                     ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporations or organization)

     100 South Broad Street
       Kenbridge, Virginia                                 23944
       -------------------                                 -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (804)676-8444.

Securities registered pursuant to Section 12(b) of the Act:  None

    Title of each class               Name of each exchange on which registered
    -------------------               -----------------------------------------

-----------------------------                -----------------------------

           Securities registered pursuant to Section12(g) of the Act:

                      Common Stock, Par Value $.21 a share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of March 1, 2000, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $28,648,786.25.

The number of shares outstanding of the registrant's common stock, $.21 par value was 3,015,661.71 at March 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           Benchmark Bankshares, Inc.

                                Table of Contents

                                                                       Page No.

Part I

     Item 1.      Business                                                    3
     Item 2.      Properties                                                  6
     Item 3.      Legal Proceedings                                           7
     Item 4.      Submission of Matters to a Vote of Security Holders         7

Part II

     Item 5.      Market for Registrant's Common Equity and Related
                    Stockholder Matters                                       8
     Item 6.      Selected Financial Data                                    10
     Item 7.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      11
     Item 7A.     Quantitative and Qualitative Disclosures About
                    Market Risk                                              35
     Item 8.      Financial Statements and Supplementary Data                35
     Item 9.      Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                   63

Part III

     Item 10.     Directors and Executive Officers of the Registrant         64
     Item 11.     Executive Compensation                                     65
     Item 12.     Security Ownership of Certain Beneficial Owners
                    and Management                                           66
     Item 13.     Certain Relationships and Related Transactions             68

Part IV

     Item 14.     Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                      69

PART I

ITEM I    BUSINESS

Benchmark Bankshares, Inc.

         Benchmark Bankshares, Inc. (the "Company"), formerly Lunenburg Community Bankshares, Inc., is a bank holding company incorporated under the laws of the Commonwealth of Virginia on March 7, 1986. The Company became a one bank holding company under the Bank Holding Company Act of 1956 on January 1, 1987 subsequent to its acquiring all of the issued and outstanding shares of The Lunenburg County Bank's, now Benchmark Community Bank (the "Bank"), common stock. The Company does not own or operate any other businesses.

         At December 31, 1999, the Company and its subsidiary employed 85 full-time and 16 part-time persons.

Benchmark Community Bank

         The Bank opened for business on September 8, 1971 under its original name of The Lunenburg County Bank. It started business in temporary quarters and in 1974 moved to its present location at 100 South Broad Street, Kenbridge, Virginia 23944. The Bank opened its first branch office in the Town of Victoria, also in Lunenburg County, in 1974. In 1989, the Bank expanded its branch system to include two offices in adjacent counties. In June of 1989, the Bank opened a full-service branch in Farmville, Prince Edward County, and in September of 1989, the Bank opened a full-service branch in South Hill, Mecklenburg County. In March of 1993, the Bank opened its fifth full-service office, which became its second Farmville location. In May of 1996, the Bank opened its sixth full-service office in Crewe, Nottoway County. All banking locations are within the State of Virginia. During 1999, the Bank opened three loan production offices, one each in Lawrenceville, Clarksville, and Chase City. By the end of the year, the Lawrenceville office had been converted to a full-service branch.

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

Competition

         The Bank encounters strong competition for its banking services within its primary market area. There are nine commercial banks actively engaged in business in the market area, including five major statewide banking organizations. The Bank is the only community bank actively engaged in business in Lunenburg County, and one of two such banks in the Town of Farmville, Prince Edward County, and Mecklenburg County. Finance companies, mortgage companies, credit unions, and savings banks also compete with the Bank for loans and deposits. In addition, in some instances, the Bank must compete for deposits with money market mutual funds that are marketed nationally.

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

Restrictions

Investments

         As required by the Virginia Security for Public Deposits Act, the Bank has pledged $4,549,105 at cost of its investment portfolio to safeguard State and local municipalities' deposits as of December 31, 1999.

         By virtue of the Bank holding deposits for the Federal government, it is subject to Section 31CFR202 of the Code of Federal Regulation, which requires, in part, the collateralization of Federal deposits. As of December 31, 1999, the Bank had $515,000 pledged for Federal deposits.

         The Bank is required by Section 19 of the Federal Reserve Act to maintain a certain level of reserves consisting of cash and other liquid assets in proportion to types of deposit accounts held. At year end 1999, the Bank's vault cash met the statutory requirement so designated by the Act.

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

Executive Officers

         For information concerning the Executive Officers of the Company, refer to Item 10 found on pages 64 and 65 of this report.

ITEM 2    PROPERTIES

         The main office of the Bank, which is owned by the Bank, consists of three contiguous buildings. The combined office is a two-story building of masonry construction and contains approximately 6,200 square feet of space on the first floor, all of which is used for a full-service banking operation, including five teller windows, loan offices, an automatic-teller machine, and customer service for Kenbridge. The bookkeeping and computer operations for the entire bank are located on the second floor of the office, which has 3,200 square feet of floor space. Additionally, there is an adjacent, but separate, three-lane drive-up facility located just behind the office.

         The Victoria branch office, also owned by the Bank, was constructed in 1982 and contains approximately 2,500 square feet of floor space. It houses four teller windows, has a drive-up window, which serves two lanes of traffic, and an automatic-teller machine.

         The Farmville branch office, which opened in June of 1989, contains approximately 1,650 square feet of floor space and is a leased facility. The Bank signed a new lease effective October 15, 1998. The lease has a five year original term with five additional options to renew for additional twelve month terms. The current monthly lease amount as of December 31, 1999 was $1,150. The office contains three teller windows. Currently, the office has no drive-up window. The Bank added a third office to the Branch in 1998.

         The South Hill office, which opened for business in September, 1989, is also housed in a leased facility. During 1997, the Bank renegotiated its lease to extend the agreement to June 30, 2000. The lease provides for renewal options of twelve month periods for an additional five years. The current monthly lease amount as of December 31, 1999 was $1,250. This amount can be renegotiated in June of 2000. This office contains approximately 2,500 square feet of floor space and operates four teller windows, a drive-up window, which serves two lanes of traffic, and an automatic-teller machine.

         In 1993, the Bank opened a second office in the town of Farmville on Milnwood Road. The office is a two story structure of modern design. The first floor contains 3,967 square feet and provides space for the operation of three loan offices, four teller windows, a large customer lobby and new accounts area, a three lane drive-up, and an automatic-teller machine. The branch office's second floor has 2,240 square feet of space available for future expansion.

         On May 31, 1996, the Bank opened a full-service branch in Crewe. The office is a one story brick structure. The office contains 2,600 square feet of floor space, which provides for an open lobby with three teller windows, two loan offices, and a new accounts area. The office has a three lane drive-up unit with an automatic-teller machine.

         During 1999, the Bank opened three offices, one each in the towns of Chase City, Clarksville, and Lawrenceville.

         In Chase City, the Bank currently rents temporary quarters on Main Street. This facility serves as a loan production office and a limited depository. Additionally, the Bank has purchased property that was formally a banking office. The Bank plans to remodel the facility and open a full- service office as soon as the customer base grows to a point that can support such a facility.

         The Bank leases office space on Virginia Avenue in Clarksville. The office which includes a reception area, a loan office, and a conference room is used as a loan production and limited depository office. The Bank has also purchased property on College Avenue for a potential site of a full-service branch.

         In the fall of 1999, the Bank opened a full-service branch in Lawrenceville. Currently, the Bank leases a facility on Main Street that includes a lobby, teller station, and a loan office. The Bank is pursuing a permanent location within the town limits.

ITEM 3      LEGAL PROCEEDINGS

         None

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Market for Common Equity

         The Company's stock is listed and quoted daily in the Virginia Over the Counter Section. This information is supplied daily by the National Association of Security Dealers to Virginia newspapers.

         The following table sets forth information concerning the market price of the stock since its initial listing:

                                Bid Price
                             of Common Stock

         1999

First Quarter                     $12.50
Second Quarter                     12.75
Third Quarter                      12.00
Fourth Quarter                     10.75

          1998

First Quarter                     $19.00
Second Quarter                     19.00
Third Quarter                      15.50
Fourth Quarter                     13.75

         1997

First Quarter(1)                  $ 8.88
Second Quarter(1)                   9.63
Third Quarter(1)                   12.50
Fourth Quarter                     15.50

        1996(1)

First Quarter                     $ 7.88
Second Quarter                      8.38
Third Quarter                       8.38
Fourth Quarter                      8.63

        1995(1)

First Quarter                     $ 6.75
Second Quarter                      7.00
Third Quarter                       6.88
Fourth Quarter                      7.00

         During 1999, the Company declared a $.16 per share semi-annual dividend in June and $.16 per share semi-annual dividend in December. The semi-annual dividends declared in 1998 amounted to $.15 per share in June and $.16 per share in December.

         As of December 31, 1999, there were 636 stock certificates issued to holders of record.

(1)Adjusted for a 2 for 1 stock split on October 2, 1997.

Related Stockholder Matters

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

         As of December 31, 1999, there has been no issuance of preferred stock as authorized in the Articles of Incorporation.

ITEM 6      SELECTED FINANCIAL DATA

                                           Years Ended December 31,
                                  1999      1998      1997      1996      1995
                                  ----      ----      ----      ----      ----
                             (In thousands of dollars, except per share amounts)

Interest income                 $15,126   $14,328   $13,653   $12,729   $11,182
Interest expense                  7,376     7,006     6,508     6,162     5,401
                                -------   -------   -------   -------   -------
Net interest income               7,750     7,322     7,145     6,567     5,781
Provision for loan losses           606       357       360       295       188
Other operating revenue             742       647       586       565       602
Other operating expense           4,317     3,825     3,600     3,327     3,048
                                -------   -------   -------   -------   -------

   Income Before Income Taxes     3,569     3,787     3,771     3,510     3,147

Income Taxes                      1,057     1,143     1,192     1,064       938
                                -------   -------   -------   -------   -------

Net Income                        2,512     2,644     2,579     2,446     2,209

Per Share Data (1) (2)
   Net income                      0.83      0.89      0.88      0.85      0.77
   Cash dividends declared         0.32      0.31      0.29      0.24      0.18

Balance Sheet Amounts
   (at end of period)
      Total assets              193,324   185,381   158,735   150,908   135,364
      Total loans (3)           150,675   133,033   125,422   118,864   102,411
      Total deposits            164,741   164,892   140,742   135,360   121,623
      Total equity               20,048    19,015    16,652    14,362    12,501

Book value per share
(at end of period) (2)             6.65      6.34      5.66      4.96      4.36

Selected Financial Ratios
   Net income to average equity   13.30     15.65     17.31     17.91     18.68
   Net income to average assets    1.31      1.53      1.66      1.70      1.74
   Loans to deposits (4)          92.39     81.62     90.10     88.70     85.06
   Primary capital to total
     assets (at end of period)
     (5)                          10.65     10.95     10.99      9.25      9.62
   Net interest yield (6)          4.33      4.54      4.90      4.57      4.82
   Allowance for loan losses
     to loans (at end of
     period) (7)                   1.00      1.16      1.00      1.00      1.00
   Nonperforming loans to loans
     (at end of period) (8)        1.04      1.05      1.12      1.02      0.66
   Net charge offs to average
     loans (4)                     0.45      0.15      0.14      0.11      0.05

(1) Average shares outstanding.
(2) 1995 and 1996 adjusted for a 2 for 1 stock split occurring on October 2, 1997.
(3) Total loans net of unearned discount on installment loans and reserve for loan losses.
(4) For purposes of this ratio, loans represent gross loans less unearned interest income.
(5) Equity exclusive of unrealized securities gains plus allowance for loan loss less the deferred taxes related to loan losses to assets.
(6) Net interest income to total average earning assets.
(7) The difference of gross loans minus unearned interest income divided into the allowance for loan losses.
(8) Nonperforming loans are loans accounted for on a nonaccrual basis and loans which are contractually past due 90 days or more. Average loans are gross average loans minus the average unearned interest income.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section of the report should be read in conjunction with the statistical information, financial statements and related notes, and the selected financial data appearing elsewhere in the report. Since the Bank is the only subsidiary of the Company, all operating data will be referred to in this discussion as that of the Bank.

Overview

         The Company continued to grow through its subsidiary, Benchmark Community Bank, as the Bank reached out to serve an extended trade area. The Bank experienced significant growth in loans which led to record levels of interest earned and net interest margins. During the year, however, deposit growth was flat. Because of the lack of growth in deposits, the Bank funded these new loans not only through highly liquid Federal funds investments, but also by purchasing Federal funds to a level of $7,035,000 at December 31, 1999.

         The growth in loans was part of a long-term strategy by management designed to maximize profits as well as better serve the credit needs of the trade area as Southside Virginia began a long anticipated growth cycle for small business and housing. To generate additional loan growth, the Bank opened three loan production offices, one each in the towns of Chase City, Clarksville, and Lawrenceville. Through production in these offices along with the offering of new loan products designed to better match customer needs, the loans grew 12.94% over the prior year's level.

         The second phase of the long-term strategy of management consists of converting the loan production offices into full-service branches and to continue to pursue expansion opportunities in and around the existing trade area. At the present time, one of the offices has been converted while the other two are in the early stages of the conversion process. It is the intention of management to gain a proper asset/liability maturity mix with a high loan to deposit ratio within a framework that will maximize customer service and return to the stockholders.

A Comparison of 1999 Versus 1998

Results of Operations and Financial Conditions

         Net income of $2,511,507 in 1999 decreased $132,658 or 5.02% from net income of $2,644,165 in 1998. Earnings per share of $.83 in 1999 decreased $.06 or 6.74% from earnings per share of $.89 in 1998.

         The growth in loans without a corresponding growth in deposits led to a loan to deposit ratio increase to 92.39% from 81.62% for the previous year. Deposits decreased $151,616 or .09% while gross loans grew $17,444,507 or 12.94%. As a result, the Bank liquidated short-term investments and purchased Federal funds.

         In 1999, the Bank achieved a return on average assets of 1.31% as compared to a 1.53% return on average assets in 1998. While the rate of return was strong once again, it was lower than the previous year as rates declined on loans and investments at a greater rate than the rates on deposits.

         The year ended 1999 reflected a decrease in return on equity as net income to average equity amounted to 13.30% as compared to the 1998 level of 15.65%. This decrease resulted from equity increasing through the sale of stock from the dividend reinvestment plan and the exercising of stock options at a greater rate than the income grew. During 1999, the Bank discontinued its dividend reinvestment plan.

Net Interest Income

         Net interest income of $7,749,159 in 1999 reflected an increase of $427,750 or 5.84% over net interest income of $7,321,409 in 1998.

         Total interest income of $15,125,540 in 1999 showed an increase of $798,056 or 5.57% over total interest income of $14,327,484 in 1998. Total interest expense of $7,376,381 in 1999 reflected an increase of $370,306 or 5.29% over total interest expense of $7,006,075 in 1998.

         The increase in interest income resulted from a significant increase in loans rather than being a function of rate increases. (Refer to Table D, "Analysis of Changes in Net Interest Income," for an analysis of the impact of volume and rate.)

         To remain competitive in the marketplace, the Bank lowered loan rates by an average of 53 basis points. During the same period of time, deposit rates declined on average by 24 basis points as lower market rates were the norm for the industry. (Refer to Table C, "Interest Rates Earned and Paid," for further analysis of interest rate activity.)

Loans

         The Bank utilizes the following types of loans in servicing the trade area:

        Commercial (Time and Demand)                         15.38%
        Consumer (Installment)                               17.23%
        Real Estate (Construction)                             .75%
        Real Estate (Mortgage)                               66.64%

         These types of loans have traditionally provided the Bank with a steady source of quality interest-earning assets. The maturities of these loans range from commercial loans and real estate construction loans maturing in less than one year to installment and real estate credits that may exceed five years. The mortgage loans, which represent 67.39% of the portfolio, are typically fifteen to twenty year payback loans with three to five year balloon options. By setting maturities of loans for a short-term, the Bank can effectively manage its asset/liability match, as most deposit accounts mature in one year or less.

Allowance for Loan Losses

         The 1999 year ending level of the allowance for loan losses amounted to $1,522,632. This amount represented a decrease of $36,109 or 2.32% over the 1998 level of $1,558,741. During 1999, the gross loan portfolio increased 12.94% as the Bank opened three loan production offices to secure quality loans. Loans collateralized by real estate represented a majority of the loans. As of the year end 1999, the Bank's allowance for loan losses represented 1.00% of gross loans.

         The Bank incurred net charge offs for loan losses for the year of $642,139. As a result of the net charge offs, the provision was $249,515 higher which represented a 69.99% increase over the amount expended in 1998.

Noninterest Income and Noninterest Expense

         Total noninterest income, i.e., fees charged for customer services, for 1999 was $742,372. This represents an increase of $95,573 or 14.78% over the 1998 level of $646,799. The increase was directly related to an increase in other operating income as the Bank continued to experience the effect of diversification into the area of investments and expanded automatic-teller machine markets in 1998.

         Total noninterest expense in 1999 of $4,317,143 reflects an increase of $492,241 or 12.87% over the 1998 level of $3,824,902. The increase resulted from normal increases in operations and salaries and benefits, as the Bank's three loan production offices opened and then prepared to be converted to full-service banking offices.

Premises and Equipment

         The Bank's premises and equipment increased $494,982 during the year.

                 Increase in Capitalized Premises and Equipment
                            (in thousands of dollars)


                                                                    Equipment,
                                                    Leasehold     Furniture, and
     Office/Area               Land     Building   Improvements      Fixtures

Kenbridge                    $      -   $      -     $      -        $ 30,795
Victoria                            -          -            -          13,720
Farmville #1                        -          -            -          20,408
South Hill                          -          -            -          46,841
Farmville #2                        -          -            -           3,603
Crewe                               -          -            -           6,509
Chase City                          -          -            -           2,565
Clarksville                   110,429     50,000            -          11,602
Lawrenceville                       -          -            -          10,541
Construction in Progress            -    187,969            -               -
                             --------   --------     --------        --------

     Total                   $110,429   $237,969     $      -        $146,584
                             ========   ========     ========        ========


Federal Funds Purchased

         The 1999 year end level of Federal funds purchased was $7,035,000. Federal funds purchased were used to fund short-term deficits in cash flow since loan growth exceeded deposit growth.

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

         For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains and losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The impact of this unrealized loss on securities negatively impacted stockholders' equity in the amount of $542,544, therefore, affecting the book value of the Company's stock. The book value per share of the stock inclusive of the FAS 115 adjustment was $6.65, while the book value per share would have been $6.83 if reported exclusive of the FAS 115 impact.

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

         As of December 31, 1999, the Bank had $1,825,989 in outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

         At current year end, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, and unfunded business loans. The total amount of these commitments amounted to $18,561,686.

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

Liquidity

         The Bank's funding requirements are supplied by a wide range of traditional banking sources, including various types of demand, money market, savings, certificates of deposit, and, more recently, Federal funds purchased. Large certificates of deposit of $100,000 or more decreased by $1,615,442 or 8.89% in 1999. These deposits currently represent 10.05% of the total deposit base. The Bank feels that the large certificates are more of a function of customer service than a competitive bid situation. The amount of these certificates of deposit maturing during 2000 is $9,850,919, while $6,710,000 matures between one and five years.

         A GAP analysis is presented in Table L. This analysis reflects the difference between maturing and repricing of interest-earning assets and interest-bearing liabilities. A positive gap indicates more assets are maturing than liabilities. Conversely, a negative gap indicates more liabilities mature than assets during a given period. Assets classified as immediately maturing are those assets which can be repriced or converted to cash immediately upon demand. Liabilities classified as immediately maturing are those which can be withdrawn on demand. The GAP analysis shows a net negative gap of $43,981,000 when immediately maturing interest-bearing liabilities are deducted from immediately maturing interest-earning assets. The cumulative gap increases to a negative gap of $51,255,000 when comparing assets and liabilities maturing up to one year; however, the cumulative gap shifts to a positive position of $25,599,000 for five years. The deficit gap results from the customer preference for short-term liquidity in the current period of fluctuating rates, which affects not only deposits but also callable investments.

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

         The Company began a capital buy back program during 1999. Through this program, the Company has repurchased 21,300 shares of stock amounting to $267,094. The Company continued to experience strong earnings through the operation of the Bank. Through earnings, the Company generated an additional $712,586 in capital. This activity, plus the net sale of $457,857 common stock through the dividend reinvestment plan and the stock option plan, raised year end capital exclusive of unrealized security gains net of tax effect to a level of $20,590,290 or a 9.22% increase over the 1998 year ending level of $18,852,113.

         The primary capital to total assets ratio stands at 10.37% as of December 31, 1999. This amount is well above current industry standards. Refer to Item 14(d)(5) for additional capital ratio analysis. Due to the increase in earnings, subsequent earnings retention, and sale of common stock, the Company's capital position was strengthened and, as a result, the Company remains well capitalized for the banking industry.

         Pursuant to regulations of the Federal Reserve Board, the Company is required to maintain certain minimum levels of capital in its Bank subsidiary. At December 31, 1999, the Bank maintained the following capital ratios:

        Total Capital to Risk Weighted Assets                 13.38%
        Tier I Capital to Risk Weighted Assets                12.30%
        Tier I Capital to Total Book Assets                    9.09%

         These  ratios  exceed  the  minimum   ratios   required  by  regulatory
authorities for the Bank to be considered well capitalized.

Inflationary Factors

         The Bank's earnings are greatly impacted by inflation and the actions of the Federal Reserve Board. The year 1999 saw declining rates that resulted in decreases in deposit rates and more significant declines in loan rates. The interest spread for the year was 4.12% or a 4.85% decline from 1998's interest spread margin.

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

         At year end 1999, the loan-to-deposit ratio amounted to 92.39%. This represents an increase of 12.89% over the year end level of 1998 as the Bank experienced a greater rate of growth from loans versus deposits.

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

         The Bank experienced significant growth during the last decade. By expanding the trade area into neighboring counties and towns, the Bank has been able to attract quality loans and deposits at profitable levels. As management looks to the future, they feel that the trade area provides future growth potential as the Bank offers new financial services. The new computer system acquired during 1998 has the capability to expand the Bank's services beyond the traditional services offered thus providing a solid technological platform upon which to grow.

         With the expansion of the trade area through three new locations, the Bank has increased its loan portfolio. As these offices are converted to full-service branches, Management intends to follow the successful pattern of the 1989 expansion project by developing new loan and deposit markets and new products to compete in the financial marketplace.

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

         The increase in interest income resulted from a significant increase in investments rather than being a function of rate increases. (Refer to Table D, "Analysis of Changes in Net Interest Income," for an analysis of the impact of volume and rate.)

         To remain competitive in the marketplace, the Bank lowered loan rates by an average of 41 basis points. During the same period of time, deposit rates declined on average by 11 basis points as lower market rates were the norm for the industry. (Refer to Table C, "Interest Rates Earned and Paid," for further analysis of interest rate activity.)

Loans

         The Bank utilizes the following types of loans in servicing the trade area:

        Commercial (Time and Demand)                      15.56%
        Consumer (Installment)                            17.24%
        Real Estate (Construction)                          .80%
        Real Estate (Mortgage)                            66.40%

         These types of loans have traditionally provided the Bank with a steady source of quality interest-earning assets. The maturities of these loans range from commercial loans and real estate construction loans maturing in less than one year to installment and real estate credits that may exceed five years. The mortgage loans, which represent 67.20% of the portfolio, are typically fifteen to twenty year payback loans with three to five year balloon options. By setting maturities of loans for a short-term, the Bank can effectively manage its asset/liability match, as most deposit accounts mature in one year or less.

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

                 Increase in Capitalized Premises and Equipment
                           (in thousands of dollars)


                                                                  Equipment,
                                               Leasehold        Furniture, and
         Office/Area            Building      Improvements         Fixtures

Kenbridge                       $      -        $     -            $102,687
Victoria                               -              -              90,386
Farmville #1                           -         23,831              43,838
South Hill                             -              -             101,703
Farmville #2                           -              -              52,209
Crewe                                  -              -              10,004
                                --------        -------            --------

     Total                      $      -        $23,831            $400,827
                                ========        =======            ========

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

TABLE A.  COMPARATIVE SUMMARY OF EARNINGS

                                          Years Ending December 31,
                                    1999             1998            1997
                                    ----             ----            ----
                              (In thousands of dollars, except per share data)

Interest Income
   Loans                      $      13,209   $      12,456   $      12,235
   U. S. Government agencies            931             680             533
   State and political
     subdivision securities             616             493             492
   Other securities                       6               6               6
   Federal funds sold                   363             693             388
                              -------------   -------------   -------------

      Total Interest Income          15,125          14,328          13,654

Interest Expense
   Deposits
      Interest-bearing checking         811             760             709
      Savings                           299             286             282
      Time                            6,225           5,960           5,518
      Federal funds purchased            41               -               -
                              -------------   -------------   -------------

      Total Interest Expense          7,376           7,006           6,509
                              -------------   -------------   -------------

Net Interest Income                   7,749           7,322           7,145

Provision for Loan Losses               606             357             360
                              -------------   -------------   -------------

      Net Interest Income
        After Provision for
        Loan Losses                   7,143           6,965           6,785

Noninterest Income
   Service charges on
     deposit accounts                   450             431             411
   Other                                292             214             169
   Net investment securities
     gains (losses)                      (1)             (1)             (2)
   Gain on sale of other
     real estate                         (4)              3               7
   Rental                                 5               -               -
                              -------------   -------------   -------------

      Total Noninterest Income          742             647             585

Noninterest Expense
   Salaries                           2,300           2,036           1,890
   Employee benefits                    517             448             392
   Occupancy expense                    226             199             210
   Other operating expense            1,274           1,142           1,107
                              -------------   -------------   -------------

      Total Noninterest Expense       4,317           3,825           3,599
                              -------------   -------------   -------------

Net Income Before Taxes               3,568           3,787           3,771
Income Tax                            1,056           1,143           1,192
                              -------------   -------------   -------------

      Net Income              $       2,512   $       2,644   $       2,579
                              =============   =============   =============

Per Share - Based on Weighted Average
   Net income                 $        0.83   $        0.89   $        0.88 (1)
   Average shares
     outstanding              3,011,913.354   2,978,930.855   2,925,206.402 (1)

(1) Restated to reflect a 2 for 1 stock split effective October 2, 1997.

TABLE B.  AVERAGE BALANCE SHEETS

                            (In thousands of dollars)

                                           Years Ended December 31,

                                     1999             1998             1997
                                     ----             ----             ----

                               Amount     %     Amount     %     Amount     %
                               ------     -     ------     -     ------     -

Assets
   Cash and due from banks    $  5,924   3.10  $  5,056   2.94  $  4,548   2.92
   Investment securities        27,657  14.47    20,492  11.90    17,071  10.97
   Federal funds sold            7,557   3.95    12,941   7.51     7,045   4.53
   Loans                       143,610  75.12   128,054  74.34   121,780  78.22
   Bank premises and equipment   3,273   1.71     3,121   1.81     3,080   1.98
   Accrued interest              1,462   0.76     1,471   0.85     1,388   0.89
   Other assets                  1,682   0.89     1,122   0.65       768   0.49
                              -------- ------  -------- ------  -------- ------

                              $191,165 100.00  $172,257 100.00  $155,680 100.00
                              ======== ======  ======== ======  ======== ======

Liabilities and Stockholders' Equity
   Deposits
      Demand                  $ 38,866  20.33  $ 34,661  20.12  $ 28,440  18.27
      Savings and MMA           18,454   9.65    16,043   9.31    15,677  10.07
      Time                     113,178  59.20   103,770  60.24    95,726  61.49
   Federal funds purchased         822   0.43         -      -         -      -
   Accrued interest                726   0.38       717   0.42       651   0.42
   Other liabilities               225   0.12       174   0.10       287   0.18
   Stockholders' equity         18,894   9.89    16,892   9.81    14,899   9.57
                              -------- ------  -------- ------  -------- ------
                              $191,165 100.00  $172,257 100.00  $155,680 100.00
                              ======== ======  ======== ======  ======== ======

TABLE C.  INTEREST RATES EARNED AND PAID (In thousands of dollars)

                                                     1999                          1998                          1997
                                                     ----                          ----                          ----
                                         Average              Yield/   Average              Yield/   Average              Yield/
Description                              Balance    Interest   Rate    Balance    Interest   Rate    Balance    Interest   Rate
-----------                              -------    --------   ----    -------    --------   ----    -------    --------   ----

Interest-Earning Assets
   Investment securities                 $ 27,657   $ 1,502    5.43%   $ 20,492   $ 1,179    5.75%   $ 17,071   $ 1,031    6.04%
   Federal funds sold                       7,557       363    4.80%     12,941       693    5.36%      7,045       388    5.51%
   Loans (1) (2)                          143,610    13,209    9.20%    128,054    12,456    9.73%    123,078    12,234    9.94%
                                         --------   -------    ----    --------   -------    -----   --------   -------    -----

                                         $178,824    15,074    8.43%   $161,487    14,328    8.87%   $147,194    13,653    9.28%
                                         ========   =======    =====   ========    ======    =====   ========   =======    =====

Interest-Bearing Liabilities
   Deposits                              $170,498     7,335    4.30%   $154,474     7,006    4.54%   $139,843     6,509    4.65%
   Federal funds purchased                    822        41    4.99%          -         -    0.00%          -         -    0.00%
                                         --------   -------    -----   --------   -------    -----   --------   -------    -----

             Total Interest-Bearing
                Liabilities              $171,320     7,376    4.31%   $154,474     7,006    4.54%   $139,843     6,509    4.65%
                                         ========   =======    =====   --------   =======    =====   ========   =======    =====

Net interest income/yield (3) (4)                   $ 7,698                       $ 7,322                       $ 7,144
                                                    =======                       =======                       =======

Interest spread (5)                                            4.12%                         4.33%                         4.63%







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

TABLE D.  ANALYSIS OF CHANGE IN NET INTEREST INCOME (In thousands of dollars)

                                 Year 1999 over 1998              Year 1998 over 1997
                            Increase (Decrease)   Total      Increase (Decrease)    Total
                            Due to Change In:    Increase    Due to Change In:     Increase
                            Volume     Rate     (Decrease)   Volume     Rate      (Decrease)

Increase (Decrease) in
  Investment securities     $  389    $ (15)      $ 374      $  313    $  (165)      $148
  Federal funds sold          (288)     (42)       (330)        647       (342)       305
  Loans                      1,515     (761)        754         747       (526)       221
                            -------   ------      ------     ------    --------      ----

          Total              1,616     (818)        798       1,707     (1,033)       674

Interest Expense
   Deposit accounts            689     (360)        329       1,096       (598)       498
   Federal funds purchased      41        -          41           -          -          -
                            -------   ------      ------     ------    --------      ----

          Total                730     (360)        370       1,096       (598)       498
                            -------   ------      ------     ------    --------      ----

Increase (Decrease) in
  Net Interest Income       $  886    $(458)      $ 428      $  611    $ (435)       $176
                            =======   ======      ======     ======    =======       ====


                                Year 1997 over 1996
                            Increase (Decrease)   Total
                            Due to Change In:    Increase
                            Volume       Rate   (Decrease)

Increase (Decrease) in
  Investment securities     $  (91)   $ (14)      $(105)
  Federal funds sold           129      (15)        114
  Loans                      1,040     (124)        916
                            -------   ------      ------

          Total              1,078     (153)        925

Interest Expense
  Deposit accounts             508     (161)        347
                            -------   ------      ------

Increase (Decrease) in
  Net Interest Income       $  570    $   8       $ 578
                            =======   ======      =====

TABLE E.  INVESTMENT SECURITIES

         The carrying amount and approximate market values of investment securities are summarized below:

                                      Book    Unrealized  Unrealized    Market
                                      Value      Gains      Losses      Value

Available-for-Sale
 December 31, 1999
  U. S. Government agencies        $ 9,287,788 $      -   $ 465,636  $ 8,822,152
  State and political subdivisions  12,109,027   71,068     335,864   11,844,231
  Pooled securities                  2,359,516      909      92,510    2,267,915
                                   ----------- --------   ---------  -----------

                                   $23,756,331 $ 71,977   $ 894,010  $22,934,298
                                   =========== ========   =========  ===========
 December 31, 1998
  U. S. Government agencies        $ 6,087,700 $ 32,040   $ 29,844   $ 6,089,896
  State and political subdivisions  11,103,051  287,810     42,584    11,348,277
  Pooled securities                  1,685,303    5,547      5,849     1,685,001
                                   ----------- --------   --------   -----------

                                   $18,876,054 $325,397   $ 78,277   $19,123,174
                                   =========== ========   ========   ===========
Held-to-Maturity
 December 31, 1999
  U. S. Government agencies        $ 4,500,000 $      -   $280,105   $ 4,219,895
  State and political subdivisions     746,170      971     31,889       715,252
  Other securities                     137,000        -          -       137,000
                                   ----------- --------   --------   -----------

                                   $ 5,383,170 $    971   $311,994   $ 5,072,147
                                   =========== ========   ========   ===========
 December 31, 1998
  U. S. Government agencies        $ 3,499,716 $  5,284   $ 23,878   $ 3,481,122
  State and political subdivisions     747,622    8,289      7,999       747,912
  Other securities                     137,000        -          -       137,000
                                   ----------- --------   --------   -----------

                                   $ 4,384,338 $ 13,573   $ 31,877   $ 4,366,034
                                   =========== ========   ========   ===========


         The maturities of investment securities at December 31, 1999 were as follows:

                                                 Book Value      Market Value

Available-for-Sale
   Due in one year or less                      $   105,000      $   105,738
   Due from one to five years                     7,519,363        7,376,103
   Due from five to ten years                    12,216,300       11,817,889
   After ten years                                3,915,668        3,634,568

Held-to-Maturity
   Due from one to five years                     1,516,170        1,435,531
   Due from five to ten years                     3,730,000        3,499,616
   Other securities                                 137,000          137,000


         Securities having a book value of $5,064,105 and $3,643,382 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

         In the event of the sale of securities, the cost basis of the security, adjusted for the amortization of premium or discounts, will be used when calculating gains or losses.

         The maturity distribution, book value, and approximate tax equivalent yield (assuming a 34% Federal income tax rate) of the investment securities portfolio at December 31, 1999 is presented in the following table (in thousands of dollars):


                                                        Maturity

                                                    After One but              After Five but
                           Within One Year           Within Five                 Within Ten                 After Ten
                           Amount    Yield(2)       Amount     Yield(2)       Amount     Yield(2)       Amount     Yield(2)
                           ------    -----          ------     -----          ------     -----          ------     -----

U. S. Government
   Securities             $      -               $4,987,954    5.84%       $9,016,413    6.52%       $        -
State and Political
   Subdivisions            105,000   7.87%        2,171,330    7.81%        3,199,887    6.96%        3,915,668    6.11%
Pooled Securities                -                  360,079    7.03%                -                         -
                          --------               ----------                ----------                ----------

          Total(1)        $105,000               $7,519,363               $12,216,300               $3,915,668
                          ========               ==========               ===========               ==========



(1)Values stated at book value, exclusive of other securities, which include Federal Reserve Bank stock and Community Bankers' Bank stock which amount to $87,000 and $50,000, respectively, at year end 1999.

(2) The yield is the weighted average Federal Tax Equivalent yield on cost.

TABLE F.  LOAN PORTFOLIO

         The table below classifies gross loans by major category and percentage distribution at December 31 for 1999, 1998, and 1997:

                                  1999               1998              1997
                            Amount     %       Amount     %      Amount      %

Commercial               $23,423,032 15.38  $20,978,190 15.56  $20,826,296 16.38
Installment               26,232,943 17.23   23,240,533 17.24   24,011,216 18.89
Real Estate-Construction   1,132,526  7.44    1,079,593  0.80    1,101,316  0.87
Real Estate-Mortgage     101,474,226 59.95   89,519,904 66.40   81,172,133 63.86


         The following table shows maturities of the major loan categories and their sensitivity to changes in investment rates at December 31, 1999 for fixed interest rate and floating interest rate loans:

                                          Due After
                                          One Year
                             One Year     but Within   Due After
                             or Less      Five Years   Five Years
                            Fixed Rate    Fixed Rate   Fixed Rate       Total

Commercial                 $21,995,500   $ 1,427,532   $        -   $ 23,423,032
Installment                  2,894,317    23,168,445      161,957     26,224,719
Real Estate-Construction     1,132,526             -            -      1,132,526
Real Estate-Mortgage        28,748,682    62,924,150    8,530,546    100,203,378
                           -----------   -----------   ----------   ------------

     Total                 $54,771,025   $87,520,127   $8,692,503   $150,983,655
                           ===========   ===========   ==========   ============


                                          Over One
                                          Year but
                             One Year    Within Five      Over
                             or Less        Years       Five Years
                           Floating Rate Floating Rate Floating Rate    Total

Commercial                 $         -   $         -   $        -   $          -
Installment                          -             -        8,224          8,224
Real Estate                  1,196,975        73,873            -      1,270,848
                           -----------   -----------   ----------   ------------

     Total                 $ 1,196,975   $    73,873   $    8,224   $  1,279,072
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

         Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. The following table presents information concerning nonperforming loans for the periods indicated:

                                                             December 31,
                                                       1999      1998       1997
                                                       ----      ----       ----
                                                      (In thousands of dollars)

Commercial
  Nonaccrual                                          $  49    $  115     $   -
  Contractually past due 90 days or more                 14         3          6

Installment
  Nonaccrual                                            212        97         25
  Contractually past due 90 days or more                 54        59         39

Real Estate
  Nonaccrual                                            534       378        603
  Contractually past due 90 days or more                629       709        753
                                                     ------    ------     ------

                                                     $1,492    $1,361     $1,426
                                                     ======    ======     ======

Nonperforming loans to gross loans at year end        0.98%     1.01%      1.12%

Effect of nonaccrual loans on interest revenue       $   54    $   50     $   96

TABLE H.  SUMMARY OF LOAN LOSS EXPERIENCE

         Loan losses have not been a significant negative factor for the Bank. The following table presents the Bank's loan loss experience and selected loan ratios for the three years ended December 31, 1999, 1998, and 1997:

                                                  1999       1998       1997
                                                  ----       ----       ----
                                                   (In thousands of dollars)

Allowance for loan losses at beginning of year  $  1,559   $  1,392   $  1,204

Loan Charge Offs
   Commercial                                        (23)       (16)       (78)
   Installment                                      (622)      (236)      (186)
   Real Estate                                      (109)       (54)       (22)
                                                ---------  ---------  ---------

               Total Charge Offs                    (754)      (306)      (286)

Recoveries of Loans Previously Charged Off
   Commercial                                          -          -         10
   Installment                                        91        117        104
   Real Estate                                        21          -          -
                                                ---------  ---------  ---------

               Total Recoveries                      112        117        114
                                                ---------  ---------  ---------

Net loans charged off                               (642)      (189)      (172)

Provision for loan losses                            606        356        360
                                                ---------  ---------  ---------

Allowance for loan losses at end of year        $  1,523   $  1,559   $  1,392
                                                =========  =========  =========

Average total loans (net of unearned income)    $145,139   $129,534   $123,073
Total loans (net of unearned income) at
   year end                                      152,198    134,591    126,814

Selected Loan Loss Ratios
   Net charge offs to average loans                0.45%      0.15%      0.14%
   Provision for loan losses to average loans 0.42% 0.28% 0.30% Provision for loan losses to net
      charge offs %                               81.67%    188.36%    209.30%
   Allowance for loan losses to year end loans     1.02%      1.15%      1.10%
   Loan loss coverage(1)                           6.50X     21.92X     24.02X















(1) Income before income taxes plus provision for loan losses, divided by net charge offs.

TABLE I.  COMPOSITION OF ALLOWANCE FOR LOAN LOSSES (In thousands of dollars)

                                         1999                                1998                               1997
                                         ----                                ----                               ----
                                                   Percentage                          Percentage                         Percentage
                            Allowance  Breakdown   of Loans     Allowance  Breakdown    of Loans   Allowance  Breakdown    of Loans
                             Amount         %     Outstanding    Amount        %      Outstanding   Amount        %      Outstanding
                             ------        -      -----------    ------        -      -----------   ------        -      -----------

Commercial                   $   61       4.01       15.38      $  324      20.78       15.56      $  548      39.40       27.33
Installment                   1,249      82.01       17.23         923      59.20       17.24         634      45.58       18.92
Real Estate - Construction        -          -        0.75           -          -        0.80           -          -        0.75
Real Estate - Mortgage          213          -       66.64         312      20.02       66.40         209      15.02       53.00
                             ------      -----      ------      ------     ------      ------      ------     ------      ------

          Total              $1,523      13.98      100.00      $1,559     100.00      100.00      $1,391     100.00      100.00
                             ======      =====      ======      ======     ======      ======      ======     ======      ======

TABLE J.  DEPOSITS

     The  breakdown on average  deposits for the years  indicated is as follows:
(In thousands of dollars)


                                             1999             1998              1997
                                             ----             ----              ----
                                       Average          Average           Average
                                       Balance   Rate   Balance    Rate   Balance     Rate

Noninterest-bearing demand deposits   $ 18,113      -   $ 17,263      -   $ 14,354        -
Interest-bearing demand deposits        20,753   2.63     17,398   3.00     14,550    3.18
Money market accounts                    8,303   3.13      6,785   3.50      6,536    3.50
Savings                                 10,151   2.93      9,258   3.07      8,678    3.25
Time                                   113,178   5.36    103,770   5.78     95,726    5.67
                                      --------          --------          --------

                                      $170,498          $154,474          $139,844
                                      ========          ========          ========


         Remaining maturities of time certificates of deposit of $100,000 or more at December 31, 1999 are shown below (in thousands of dollars):

              Maturity                              December 31, 1999

        Three months or less                             $ 4,824
        Three to six months                                2,349
        Six to twelve months                               2,717
        One to three years                                 4,953
        Three to five years                                1,718
                                                         -------

                    Total                                $16,561
                                                         =======

TABLE K.  RETURN ON EQUITY AND ASSETS

         The following table highlights certain ratios for the three years ended December 31, 1999, 1998, and 1997 (in thousands of dollars):

                                                      1999      1998      1997
                                                      ----      ----      ----

Income before securities gains and losses to
   Average total assets                               1.31%     1.54%     1.66%
   Average stockholders' equity                      13.29%    15.66%    17.32%

Net income to
   Average total assets                               1.31%     1.53%     1.66%
   Average stockholders' equity                      13.29%    15.65%    17.30%

Dividend pay out ratio (dividends declared per
   share divided by net income per share)            38.55%    34.83%    32.95%

Average stockholders' equity to average total
   assets ratio                                       9.88%     9.81%     9.57%

TABLE L.

                                  GAP Analysis

                                December 31, 1999

         The following table reflects interest-rate sensitive assets and liabilities only. The following table sets forth at December 31, 1999 interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specific period. (In thousands of dollars)

                                                       Scheduled Maturity or Repricing

                                    Immediately   3 Months
                                      Adjusted    or Less    3-6 Months   6 Mos.-1 Yr.   1-5 Years   Over 5 Years     Total
                                      --------    -------    ----------   ------------   ---------   ------------     -----

Gross loans                          $    769     $13,575     $10,683       $30,941      $87,594       $ 8,701      $152,263
Investment securities (1)(2)                -           -           -          -           9,036        19,862        28,898
                                     ---------    --------    --------      --------     --------      --------    ---------

     Total Interest-Earning Assets   $    769     $13,575     $10,683       $30,941      $96,630       $28,563     $181,161
                                     =========    ========    ========      ========     ========      ========    =========

Interest-Bearing Liabilities
   Interest-bearing demand deposits  $ 19,906     $     -     $     -       $     -      $     -       $     -     $ 19,906
   Money market deposits                8,046           -           -             -            -             -        8,046
   Savings                              9,763           -           -             -            -             -        9,763
   Time deposits                            -      21,950      17,616        22,907       48,339             -      110,812
   Federal funds purchased              7,035           -           -             -            -             -        7,035
                                     ---------    --------    --------      --------     --------      --------    --------

      Total Interest-Bearing
         Deposits                    $ 44,750     $21,950     $17,616       $22,907      $48,339       $     -     $155,562
                                     =========    ========    ========      ========     ========      ========    =========

Difference Between Interest-Earning
   Assets and Interest-Bearing
      Liabilities (GAP)              $(43,981)    $(8,375)     $(6,933)     $ 8,034      $48,291       $28,563     $ 25,599
      Cumulative (GAP)                (43,981)    (52,356)     (59,289)     (51,255)      (2,964)       25,599
      Cumulative interest-earning
         assets to interest-bearing
         liabilities                     1.72%     21.51%       29.68%       52.20%       98.12%       116.49%




(1) Does not include $87,000 in Federal Reserve stock and $50,000 in Community Bankers' Bank stock.

(2) All   securities   are  stated  at  book  value   regardless   of  security
    classification as to available-for-sale and held-to-maturity.

ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to Footnote 18 in the annual financial statements included in this document on page 57.

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Financial Statements
Independent Auditor's Report

Financial Statements

     Consolidated Statements of Financial Condition - December 31, 1999 and 1998 Consolidated Statements of Income - Years Ended December 31, 1999, 1998,
        and 1997
     Consolidated Statements of Changes in Stockholders' Equity - Years Ended
        December 31, 1999 and 1998
     Consolidated  Statements  of Cash Flows - Years Ended  December  31,  1999,
        1998, and 1997
     Notes to Consolidated Financial Statements - December 31, 1999, 1998, and 1997

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

                                January 31, 2000

                          Independent Auditor's Report

Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia

         We have audited the accompanying consolidated statements of financial condition of Benchmark Bankshares, Inc. (a Virginia corporation) and Subsidiary, as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Benchmark Bankshares, Inc. and Subsidiary, as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.

                                      Creedle, Jones, and Alga, P. C.
                                      Certified Public Accountants

Page 40 of 83
                                                                      Exhibit A
                                                                         Page 1

                           Benchmark Bankshares, Inc.

                 Consolidated Statements of Financial Condition

                           December 31, 1999 and 1998


                                   A S S E T S

                                                    1999              1998
                                                    ----              ----

Cash and due from banks                         $  7,533,280      $  5,235,130
Federal funds sold                                         -        17,415,000
Investment securities                             28,317,465        23,507,512

Loans                                            152,262,727       134,818,220
  Less
    Unearned interest income                         (64,643)         (226,755)
    Allowance for loan losses                     (1,522,632)       (1,558,741)
                                                -------------     -------------

               Net Loans                         150,675,452       133,032,724

Premises and equipment - net                       3,423,779         3,200,391
Accrued interest receivable                        1,390,010         1,562,214
Deferred income taxes                                642,481           328,393
Refundable income taxes                                    -            33,961
Other real estate                                    667,808           697,862
Other assets                                         674,670           367,764
                                                -------------     -------------

               Total Assets                     $193,324,945      $185,380,951
                                                =============     =============

Page 41 of 83
                                                                      Exhibit A
                                                                         Page 2

                           Benchmark Bankshares, Inc.

                 Consolidated Statements of Financial Condition

                           December 31, 1999 and 1998


                      Liabilities and Stockholders' Equity

                                                     1999              1998
                                                     ----              ----

Deposits
   Demand (noninterest-bearing)                  $ 16,213,541      $ 16,201,313
   NOW accounts                                    19,905,599        19,726,296
   Money market accounts                            8,046,212         6,850,631
   Savings                                          9,763,624         9,663,857
   Time, $100,000 and over                         16,560,926        18,176,368
   Other time                                      94,250,638        94,273,691
                                                 -------------     ------------

               Total Deposits                     164,740,540       164,892,156

Federal funds purchased                             7,035,000                 -
Accrued interest payable                              766,964           808,284
Accrued income tax payable                             23,005                 -
Dividends payable                                     482,493           479,594
Other liabilities                                     229,197           185,704
                                                 -------------     ------------

               Total Liabilities                  173,277,199       166,365,738

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares;  issued
      and outstanding 12-31-99 3,015,577.591,
      issued and outstanding 12-31-98
      2,997,465.366 shares                            633,272           629,678
   Capital surplus                                  4,501,508         4,314,339
   Retained earnings                               15,455,510        13,908,096
   Unrealized security gains net of tax effect       (542,544)          163,100
                                                 -------------     ------------

               Total Stockholders' Equity          20,047,746        19,015,213
                                                 -------------     ------------

               Total Liabilities and
                  Stockholders' Equity           $ 193,324,945     $185,380,951
                                                 ==============    ============













See independent auditor's report and accompanying notes to financial statements.

Page 42 of 83
                                                                      Exhibit B
                                                                         Page 1

                           Benchmark Bankshares, Inc.

                        Consolidated Statements of Income

                  Years Ended December 31, 1999, 1998, and 1997


                                        1999            1998            1997
                                        ----            ----            ----

Interest Income
  Interest and fees on loans        $ 13,209,176   $ 12,455,825   $ 12,234,895
  Interest on investment securities
    U. S. Government agencies            931,242        680,074        533,239
    State and political subdivisions     615,887        492,758        491,853
    Other securities                       5,845          5,795          5,770
    Interest on Federal funds sold       363,390        693,032        387,615
                                    -------------  -------------  -------------

          Total Interest Income       15,125,540     14,327,484     13,653,372

Interest Expense
  Interest-bearing checking deposits     811,399        759,973        709,162
  Savings deposits                       298,675        286,247        281,848
  Time deposits                        6,225,469      5,959,855      5,517,503
  Federal funds purchased                 40,838              -              -
                                    -------------  -------------  -------------

          Total Interest Expense       7,376,381      7,006,075      6,508,513
                                    -------------  -------------  -------------

Net Interest Income                    7,749,159      7,321,409      7,144,859

Provision for Loan Losses                606,030        356,515        359,617
                                    -------------  -------------  -------------

Net Interest Income After
  Provision for Loan Losses            7,143,129      6,964,894      6,785,242

Other Income
  Service charges on deposit accounts    449,641        431,144        411,430
  Other operating income                 292,618        213,641        169,015
  Net investment securities gains
    (losses)                                (547)          (986)        (1,674)
  Gain (Loss) on sale of other real
    estate                                (3,854)         3,000          6,865
  Rental                                   4,514              -              -
                                    -------------  -------------  -------------

          Total Other Income             742,372        646,799        585,636

Other Expenses
  Salaries                             2,300,266      2,036,436      1,890,099
  Employee benefits                      517,009        447,663        392,111
  Occupancy expense                      225,530        198,601        210,302
  Other operating expenses             1,274,338      1,142,202      1,107,225
                                    -------------  -------------  -------------

          Total Other Expenses         4,317,143      3,824,902      3,599,737
                                    -------------  -------------  -------------

Income Before Income Taxes             3,568,358      3,786,791      3,771,141
Provision for Income Taxes             1,056,851      1,142,626      1,192,433
                                    -------------  -------------  -------------

          Net Income                   2,511,507      2,644,165      2,578,708

Page 43 of 83
                                                                      Exhibit B
                                                                         Page 2


                                         1999           1998          1997(1)
                                         ----           ----          ----

Other Comprehensive Income, Net of Tax
  Net unrealized holding losses arising
    during period                       (705,644)       (14,445)             -
                                    -------------  -------------  -------------

Comprehensive Income                $  1,805,863   $  2,629,720   $  2,578,708
                                    =============  =============  =============

Earnings Per Share of Common Stock  $       0.83   $       0.89   $       0.88
                                    =============  =============  =============

Average Shares Outstanding          3,011,913.354  2,978,930.855  2,925,206.402
                                    =============  =============  =============









































(1) Adjusted for a 2 for 1 stock split on October 2, 1997.

See independent auditor's report and accompanying notes to financial statements.

Page 44 of 83
                                                                      Exhibit C

                           Benchmark Bankshares, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                     Years Ended December 31, 1999 and 1998

                                                                                      Unrealized
                                               Common                    Retained      SEC Gain
                                 Shares        Stock       Surplus       Earnings      (Loss)(1)      Total

Balance January 1, 1998       2,942,811.048   $617,990    $3,667,557    $12,189,180   $ 177,545    $16,652,272

Net Income                                                                2,644,165                  2,644,165

Sale of Stock                    55,055.478     11,562       653,800                                   665,362
Redemption of Stock                (401.160)       (84)       (7,018)                                   (7,102)

Semi-Annual Cash
  Dividend Declared
    June 18, 1998, $.15 per share                                          (447,630)                  (447,630)
    December 17, 1998, $.16 per
      Share                                                                (479,594)                  (479,594)

Adjustments                                        210                        1,975                      2,185

Unrealized Security Gains
  (Losses)                                                                              (14,445)       (14,445)
                              --------------  ---------   -----------   ------------  ----------   ------------

Balance December 31, 1998     2,997,465.366    629,678     4,314,339     13,908,096     163,100     19,015,213

Net Income                                                                2,511,507                  2,511,507

Sale of Stock                    39,438.237      8,072       450,102                                   458,174
Redemption of Stock                 (23.947)        (5)         (312)                                     (317)
Stock repurchase                (21,300.000)    (4,473)     (262,621)                                 (267,094)

Semi-Annual Cash
  Dividend Declared
    June 17, 1999, $.16 per share                                          (481,426)                  (481,426)
    December 16, 1999, $.16
      per share                                                            (482,493)                  (482,493)

Adjustments                                                                    (174)                      (174)

Unrealized Security Gains
  (Losses)                                                                             (705,644)      (705,644)
                              --------------  ---------   -----------   ------------  ----------   ------------

Balance December 31, 1999     3,015,579.656   $633,272    $4,501,508    $15,455,510   $(542,544)   $20,047,746
                              ==============  =========   ===========   ============  ==========   ============









(1) Net of tax effect.

See independent auditor's report and accompanying notes to financial statements.

Page 45 of 83
                                                                      Exhibit D
                                                                         Page 1

                           Benchmark Bankshares, Inc.

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1999, 1998, and 1997

                                           1999          1998          1997
                                           ----          ----          ----

Cash Flows from Operating Activities
  Interest received                     $15,297,744   $14,001,654   $13,671,429
  Fees and commissions received             556,706       765,183       206,312
  Interest paid                          (7,417,701)   (6,906,106)   (6,492,143)
  Cash paid to suppliers and employees   (4,270,751)   (3,780,710)   (3,366,903)
  Income taxes paid                        (950,460)   (1,314,685)   (1,177,997)
                                        ------------  ------------  ------------

             Net Cash Provided by
                Operating Activities      3,215,538     2,765,336     2,840,698

Cash Flows from Investing Activities
  Proceeds from sale of investment
    securities available-for-sale           280,167       190,951       822,196
  Proceeds from maturity of investments   1,087,343    10,978,575     3,690,660
  Purchase of investment securities      (8,070,160)  (17,021,520)   (3,921,787)
  Loans originated                      (90,308,177)  (84,916,074)  (73,215,505)
  Principal collected on loans           72,863,670    77,208,816    66,312,331
  Purchase premises and equipment          (494,982)     (453,986)      (70,331)
                                        ------------  ------------  ------------

             Net Cash (Used) by
                Investing Activities    (24,642,139)  (14,013,238)   (6,382,436)

Cash Flows from Financing Activities
  Net increase in Federal funds
    purchased                             7,035,000             -             -
  Net increase in demand deposits and
    savings accounts                      1,486,879     7,990,732     2,627,243
  Payments for maturing certificates
    of deposit                          (41,821,954)  (24,428,638)  (25,883,507)
  Proceeds from sales of certificates
    of deposit                           40,183,459    40,587,957    28,638,551
  Dividends paid                           (961,020)     (888,454)     (785,736)
  Proceeds from sale of common stock        458,174       658,470       410,380
  Payments to reacquire stock              (267,411)            -             -
  Proceeds from sale of other real
    estate                                  196,624        29,871             -
                                        ------------  ------------  ------------

             Net Cash Provided by
                Financing Activities      6,309,751    23,949,938     5,006,931
                                        ------------  ------------  ------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                      (15,116,850)   12,702,036     1,465,193

Cash and Cash Equivalents -
  Beginning of Year                      22,650,130     9,948,094     8,482,901
                                        ------------  ------------  ------------

Cash and Cash Equivalents -
  End of Year                           $ 7,533,280   $22,650,130   $ 9,948,094
                                        ============  ============  ============

Page 46 of 83
                                                                      Exhibit D
                                                                         Page 2

                                           1999          1998          1997
                                           ----          ----          ----

Reconciliation of Net Income to Net
  Cash Provided by Operating Activities
    Net income                          $ 2,511,507   $ 2,644,165   $ 2,578,708
    Adjustments to reconcile net income
      to net cash provided by operating
      activities
        Depreciation                        271,594       221,590       194,199
        Provision for probable credit
          losses and recoveries             718,293       473,736       359,617
        Increase (Decrease) in taxes
          payable                            23,005       (49,867)       49,867
        (Increase) Decrease in refundable
          taxes                              33,961       (33,961)       33,681
        (Increase) Decrease in interest
          receivable                        172,204      (325,830)       18,057
        Increase (Decrease) in interest
          payable                           (41,320)       99,969        16,370
        (Increase) Decrease in other
          real estate                      (166,570)     (164,628)     (314,360)
        (Increase) Decrease in other
          assets                           (306,906)      (91,105)      (59,773)
        (Increase) Decrease in deferred
          taxes exclusive of unrealized
          security gains (losses)           (48,124)      (50,911)      (69,113)
        Increase (Decrease) in other
          liabilities                        43,493        44,192        38,636
        Loss on sale of securities              547           986         1,674
        (Gain) loss on sale of other
          real estate                         3,854        (3,000)       (6,865)
                                        ------------  ------------  ------------

             Net Cash Provided by
                Operating Activities    $ 3,215,538   $ 2,765,336   $ 2,840,698
                                        ============  ============  ============

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, Amounts due from banks, and Federal funds sold. Generally, Federal funds sold are purchased and sold for one day periods.

During 1999 and 1998, net losses of $547 and $986, respectively, in securities available-for-sale Resulted from sales of mortgage backed securities that had experienced significant paydowns. Capitalized interest amounted to $821.

During 1997, sales of securities available-for-sale grossed $96 in gains and $1,700 in losses.

See independent auditor's report and accompanying notes to financial statements.

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998, and 1997


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

                  For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains or losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The impact of this unrealized loss on securities negatively impacted stockholders' equity in the amount of $542,544 as of December 31, 1999.

                  Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using methods that approximate the interest method.

          (e) Loans. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding (simple interest). Unearned interest on certain installment loans is recognized as income using the Rule of 78ths Method, which materially approximates the effective interest method. The Bank has initiated a policy that no longer provides for the Rule of 78ths for any new credit. Management estimates that all unearned interest will clear the Bank's books within three years.

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

                  The table below reflects the components of the Net Deferred Tax Asset account as of December 31, 1999:

        Deferred tax assets resulting from loan loss
           reserves                                               $ 427,927
        Deferred tax asset resulting from deferred
           compensation                                              58,914
        Deferred tax asset resulting from unrealized
           security gains                                           279,492
        Deferred tax liabilities resulting from
           depreciation                                            (123,852)
                                                                  ----------

                       Net Deferred Tax Asset                     $ 642,481
                                                                  ==========


2.       Investment Securities

                  The  carrying   amount  and   approximate   market  values  of
         investment securities are summarized below:

                                       Book    Unrealized Unrealized   Market
                                       Value      Gains     Losses     Value

Available-for-Sale
 December 31, 1999
   U. S. Government agencies        $ 9,287,788  $      -  $465,636  $ 8,822,152
   State and political subdivisions  12,109,027    71,068   335,864   11,844,231
   Pooled securities                  2,359,516       909    92,510    2,267,915
                                    -----------  --------  --------  -----------

                                    $23,756,331  $ 71,977  $894,010  $22,934,298
                                    ===========  ========  ========  ===========
 December 31, 1998
   U. S. Government agencies        $ 6,087,700  $ 32,040  $ 29,844  $ 6,089,896
   State and political subdivisions  11,103,051   287,810    42,584   11,348,277
   Pooled securities                  1,685,303     5,547     5,849    1,685,001
                                    -----------  --------  --------  -----------

                                    $18,876,054  $325,397  $ 78,277  $19,123,174
                                    ===========  ========  ========  ===========
Held-to-Maturity
 December 31, 1999
   U. S. Government agencies        $ 4,500,000  $      -  $280,105  $ 4,219,895
   State and political subdivisions     746,170       971    31,889      715,252
   Other securities                     137,000         -         -      137,000
                                    -----------  --------  --------  -----------

                                    $ 5,383,170  $    971  $311,994  $ 5,072,147
                                    ===========  ========  ========  ===========
 December 31, 1998
   U. S. Government agencies        $ 3,499,716  $  5,284  $ 23,878  $ 3,481,122
   State and political subdivisions     747,622     8,289     7,999      747,912
   Other securities                     137,000         -         -      137,000
                                    -----------  --------  --------  -----------

                                    $ 4,384,338  $ 13,573  $ 31,877  $ 4,366,034
                                    ===========  ========  ========  ===========

                  The maturities of investment securities at December 31, 1999 were as follows:

                                              Book Value       Market Value

         Available-for-Sale
           Due in one year or less            $   105,000       $   105,738
           Due from one to five years           7,519,363         7,376,103
           Due from five to ten years          12,216,300        11,817,889
           After ten years                      3,915,668         3,634,568

         Held-to-Maturity
           Due from one to five years           1,516,170         1,435,531
           Due from five to ten years           3,730,000         3,499,616
           Other securities                       137,000           137,000


                  Securities having a book value of $5,064,105 and $3,643,382 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

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

3.       Loans

                  A summary of loans net of participation-out activity by type follows:

                                            1999               1998
                                            ----               ----

                Demand                  $    769,352       $  1,944,475
                Time                      22,653,680         19,033,715
                Installment               26,232,943         23,240,533
                Real estate              102,606,752         90,599,497
                                        ------------       ------------

                                        $152,262,727       $134,818,220
                                        ============       ============


                  Demand deposit overdrafts amounting to $29,721 have been reclassified as demand loans for reporting purposes.

4.       Allowance for Loan Losses

                  An analysis of the transactions in the allowance for loan losses follows:

                                                       1999           1998
                                                       ----           ----

         Balance - Beginning of Year                $ 1,558,741    $ 1,391,424
         Provision charged to operating expense         606,030        356,046
         Recoveries on loans                            112,263        117,690
         Loans charged off                             (754,402)      (306,419)
                                                    ------------   ------------

         Balance - End of Year                      $ 1,522,632    $ 1,558,741
                                                    ============   ============

                  As of December 31, 1999, the Bank had $470,980 in loans that resulted from restructuring of nonperforming loans.

                  As an additional condition to the restructuring of one of the loans, the Bank transferred $400,000 of collateral to other real estate and plans to sell the property in the future. As of the statement date, the Bank had a total of $667,808 in foreclosed real estate.

                  As of December 31, 1999, the Bank had $794,732 classified as nonaccrual loans. A loan in this status ceases to accrue interest.

5.       Office Buildings, Equipment, and Leasehold Improvements

                  Major classifications of these assets are summarized as follows:

                                         Estimated
                                          Useful
                                       Lives (Years)      1999          1998
                                       -------------      ----          ----

         Land                                          $  799,690    $  689,261
         Buildings and improvements        6-40         2,401,090     2,351,090
         Furniture and equipment           2-10         2,033,002     1,886,461
         Leasehold improvements            5-6            166,521       166,521
         Buildings under construction                     187,969             -
                                                       -----------   -----------
                                                        5,588,272     5,093,333
         Less:  Accumulated depreciation               (2,164,493)   (1,892,942)
                                                       -----------   -----------

                                                       $3,423,779    $3,200,391
                                                       ===========   ===========


                  The cost basis of fully depreciated assets totaled $962,865 at December 31, 1999.

6.       Other Real Estate

                  As of December 31, 1999, the Bank held other real estate in the amount of $667,808. The amount represents cost related to converting collateral on nonperforming loans from the customer to the Bank. All lots are being marketed or being prepared for marketing.

7.       Time Deposits

                  The maturities of time deposits are as follows:

                                                   $100,000 or      Less Than
                                                     Greater         $100,000

         Due in six months                         $ 7,134,311     $32,392,208
         Due from six months to one year             2,716,608      20,190,427
         Due from one year to three years            4,952,953      35,093,852
         Due from three years to five years          1,757,054       6,574,151
                                                   -----------     -----------

                       Total                       $16,560,926     $94,250,638
                                                   ===========     ===========


                  Interest expense on time deposits exceeding $100,000 was $852,448 in 1999.

8.       Federal Income Taxes

                  Federal income taxes payable, as of December 31, 1999 and 1998, were as follows:

                                                         1999            1998
                                                         ----            ----

         Currently payable                            $  23,005       $       -
         Deferred                                      (642,481)       (328,393)
                                                      ----------      ----------

                                                      $(619,476)      $(328,393)
                                                      ==========      ==========

                  The components of applicable income taxes are as follows:

                                                          1999          1998
                                                          ----          ----

         Current                                       $1,370,939    $1,080,634
         Deferred from income and
           expense items                                 (314,088)       61,992
                                                       -----------   -----------

               Total                                   $1,056,851    $1,142,626
                                                       ===========   ===========

                  Temporary   differences  in  the  recognition  of  income  and
         expenses for tax and financial reporting purposes resulted in the deferred income tax asset as follows:

                                                          1999          1998
                                                          ----          ----

         Accelerated depreciation                      $  (15,861)   $  (55,696)
         Excess of provision for loan losses
           over deduction for Federal income
           tax purposes                                   (35,965)      106,422
         Deferred compensation                             17,230        18,708
                                                       -----------   -----------

               Total Tax Impact of Temporary
                  Differences in Recognition of
                  Income and Expenses                     (34,596)       69,434

         Tax impact of balance sheet recognition
           of unrealized security losses                 (279,492)       (7,442)
                                                       -----------   -----------

               Total Change to Deferred Tax
                  for the Year                         $ (314,088)   $   61,992
                                                       ===========   ===========

                  The reasons for the difference between income tax expense and the amount computed by applying the statutory Federal income tax rates are as follows:

                                                         1999          1998
                                                         ----          ----

        Statutory rates                                   34%           34%

        Income tax expense at statutory
           rates                                       $1,211,880    $1,287,509

        Increase (Decrease) due to
           Tax exempt income                             (159,581)     (124,874)
           Other                                            4,552       (20,009)
                                                       -----------   -----------

                                                       $1,056,851    $1,142,626
                                                       ===========   ===========

                  Federal income tax returns are subject to examination for all years which are not barred by the statute of limitations.

9.       Commitments and Contingent Liabilities

                  At December 31, 1999 and 1998, commitments under standby letters of credit aggregated $1,825,989 and $2,196,802, respectively. These commitments are an integral part of the banking business and the Bank does not anticipate any losses as a result of these commitments. These commitments are not reflected in the consolidated financial statements. (See Note 13).

                  During the year ended December 31, 1999, the Bank incurred operating lease expense amounting to $37,641.

                  Minimum   lease   payments   at   December   31,   1999  under
         noncancelable real property operating lease commitments for succeeding years are:

                        2000                     $33,540
                        2001                      33,540
                        2002                       4,410
                                                 -------

                        Total                    $71,490
                                                 =======


                  The Bank has options to renew the leased properties. The additional lease expense resulting from the future exercising of these options is not included in the 1999 totals listed herein.

                  The Bank has entered  into several  agreements  to service and
         maintain  equipment.   The  only  long-term  commitment  relates  to  a
         maintenance agreement on the elevator. The terms are as follows:

                        2000                     $ 1,452
                        2001                       1,452
                        2002                       1,089
                                                 -------

                        Total                    $ 3,993
                                                 =======


                  Operating expenses include amortization of improvements and occupancy rentals of $44,231 and $33,139 at December 31, 1999 and 1998, respectively.

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

                  During 1999, Bank payments through matching and discretionary contributions totaled $96,588 while employees' salary reduction amounted to $93,317. The cost of administration for the 401(k) plan paid in 1999 amounted to $13,305.

11.      Incentive Compensation

                  The Bank offers its employees incentive compensation and/or bonus arrangements based on the Bank's annual financial performance and other criteria such as length of service and officer classification. Incentive compensation totaled $129,419 and $165,157 for the years ended December 31, 1999 and 1998, respectively.

12.      Related Parties

         Loans

                  Loans to Directors and Executive Officers of the Bank and loans to companies in which they have a significant interest are made on substantially the same terms as those prevailing at the time for other loan customers. The balances of such loans outstanding were $3,212,221 and $2,330,282 at December 31, 1999 and 1998, respectively.
         During the year of 1999, new loans to the group totaled $1,890,791, while repayments amounted to $1,008,852. Certain Directors and Executive Officers have home equity loans. The net activity of these open-end credits has been reported herein.

                  As  of  December  31,  1999,  W.  J.  Callis,   Director,  had
         outstanding loans in excess of 5.0% of stockholders' equity. The beginning balance of loans was $1,405,724 with current year activity consisting of $912,963 in advances and $322,063 in repayments for an ending balance of $1,996,624.

         Deposits

                  As of December 31, 1999, the Bank held deposits of Directors, Executive Officers, and their related interest amounting to $1,808,997.

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

                  As noted in Note 9 on December 31, 1999, the Bank had outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

                  As of December 31, 1999, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, and an unfunded business loan. The total amount of these commitments amounted to $18,561,686.

                  For related information concerning contract commitments not reflected in the balance sheet refer to Note 9.

         Concentrations

                  The Bank has no concentrations of credit concerning an individual borrower or economic segment. The Bank confines its lending activities to within the state and more specifically its local geographic areas. The concentrations of credit by loan type are set forth in Note 3. Regulatory requirements limit the Bank's aggregate loans to any one borrower to a level of approximately $2,693,400.

14.      Regulatory Matters

                  Pursuant to regulations of the Federal Reserve Board, the banking operation of the Company is required to maintain certain minimum levels of capital. The Bank maintained the following capital ratios as of December 31:

                                        1999    1998      Well
                                       Actual  Actual  Capitalized  Adequately
                                        Rate    Rate   Target Rate  Capitalized

Total Capital to Risk Weighted Assets  13.38%  14.64%     10.00%        8.00%
                                       ======  ======     ======        =====

Tier I Capital to Risk Weighted Assets 12.30%  13.40%      6.00%        4.00%
                                       ======  ======     ======        =====

Tier I Capital to Total Average Assets  9.09%   9.33%      5.00%        4.00%
                                       ======  ======     ======        =====


                  These ratios exceed the minimum ratios required by regulatory authorities.

15.      Capital

                  During 1999, net purchase of Company stock through the dividend reinvestment plan amounted to 29,329.29 shares. Also, 9,085 shares were purchased through the exercising of employee stock options. This translated to a $8,067 increase in common stock and a $449,790 increase in capital surplus.

                  Beginning in 1999, the Company initiated a stock repurchase plan. Throughout the year, the Company purchased back 21,300 shares of stock at a cost of $267,094. This translated in a decrease in common stock of $4,473 and a $262,621 decrease in capital surplus.

                  The Company is authorized to issue 200,000 shares of preferred stock with a par value of $25.00. To date, no preferred stock has been issued by the Company. Currently, management has no plans to utilize this second class of stock.

16.      Stock Option Plan

                  On April 20, 1995, the stockholders retroactively approved two incentive stock option plans with an effective date of March 16, 1995. One plan consisting of option awards to purchase 120,000(1) shares of the Company's common stock was approved for the employees of the Company, while the second plan consisting of option awards to purchase 80,000(1) shares of the Company's common stock was approved for the "outside" Directors of the Company. All participants must have been employed for two calendar years.

                  At the annual stockholders meeting held on April 15, 1999, the stockholders approved a plan that increased the number of shares in the Employee Stock Option Plan from 120,000 shares by an additional 150,000 shares for a total of 270,000 shares. All of the options expire ten years from the date of grant.

----------------
(1) Adjusted for a 2 for 1 stock split on October 1, 1997.

                  The table below details the status of the shares in the plan as of December 31, 1999 and 1998:

                                      1999

                             Prior Year    Current Year Activity
                             Exercised
                                and
Incentive Stock  Original   Outstanding  Options   Options   Options   Remaining
  Option Plan    Pool(1)      Options    Granted  Exercised  Canceled   in Pool

Employees        270,000      120,000    14,072     8,085     4,000     139,928
Directors         80,000       54,000         -         -         -      26,000

(1)Amended in 1999.

                                      1998

                            Prior Year     Current Year Activity
                            Exercised
                               and
Incentive Stock  Original  Outstanding   Options   Options   Options   Remaining
  Option Plan      Pool      Options     Granted  Exercised  Canceled   in Pool

Employees        120,000       99,000    21,928    27,050       928           -
Directors         80,000       54,000         -     6,000         -      26,000


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

                  The estimated fair values of the Bank's financial instruments are as follows:

                                      1999                        1998
                                      ----                        ----

                             Carrying       Fair        Carrying        Fair
                              Amount        Value        Amount         Value

Financial Assets
 Cash and due from banks  $  7,533,280  $  7,533,280  $  5,235,130  $  5,235,130
 Federal funds sold                  -             -    17,415,000    17,415,000
 Investments
   Available-for-sale       22,934,298    22,934,298    19,260,174    19,260,174
   Held-to-maturity          5,383,170     5,072,147     4,247,338     4,229,034
 Loans
   Demand loans                769,352       769,352     1,944,475     1,944,475
   Accrual loans            22,653,680    22,653,680    19,033,715    19,033,715
   Installment loans        26,232,943    25,146,525    25,632,095    21,247,173
   Real estate loans       108,649,662   107,206,239    90,599,497    89,341,018
   Participation loans -
     out                     6,042,910     6,042,910     3,678,438     3,678,438

Financial Liabilities
 Deposits
   Demand
     (noninterest-bearing)  16,213,541    16,213,541    16,201,313    16,201,313
   Demand
     (interest-bearing)     27,951,811    27,951,811    26,576,927    26,576,927
   Savings                   9,763,624     9,763,624     9,663,857     9,663,857
   Certificates of deposit 110,811,564   108,012,019   112,450,059   111,346,402
   Federal funds purchased   7,035,000     7,035,000             -             -

Unrecognized Financial
 Instruments
  Unused loan commitments   18,561,686    18,561,686    16,736,442    16,736,442
  Unissued letters of credit 1,825,989     1,825,989     2,196,802     2,196,802


18.      Quantitative and Qualitative Disclosures About Market Risk

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

                  In Table One, the cash flows are spread over the life of the financial products in annual increments as of December 31 each year with the final column detailing the present value discounting of the cash flows at current market rates.


                                        Fair Value of Financial Assets

                                          Benchmark Bankshares, Inc.

                                              December 31, 1999


                                                                                                                   Current
Categories                     2000          2001          2002          2003          2004       Thereafter       Value
----------                     ----          ----          ----          ----          ----       ----------       -----

Loans
  Commercial                $23,423,032   $         -   $         -   $         -   $         -   $        -   $ 23,423,032
  Mortgage                   45,185,483    20,244,432    18,000,571    19,982,394    22,364,015    5,655,689    107,206,239
  Consumer                   12,579,179     8,529,399     5,143,995     2,507,493     1,466,798       53,447     25,146,525

Investments
  U. S. Government Agencies           -             -       516,187     2,037,032     2,516,820    7,972,008     13,042,087
  Muncipals
    Nontaxable                  110,785       354,557     1,399,178     2,470,577     1,566,492    5,728,229     11,629,818
    Taxable                           -             -             -             -       513,052      416,614        929,666
  Mortgage Backed Securities          -       247,168             -       136,342             -    1,884,405      2,267,915

Certificates of Deposits
  < 182 days                  3,409,518             -             -             -             -            -      3,340,683
  182 - 364 days              5,579,480             -             -             -             -            -      5,452,172
  1 year - 2 years           31,441,089     4,463,640             -             -             -            -     34,043,727
  2 years - 3 years           6,535,284     5,118,773     4,079,916             -             -            -     14,342,705
  3 years - 4 years           1,062,292     2,041,484     1,421,737             -             -            -      4,067,657
  4 years - 5 years           1,156,928     1,059,604       575,944       939,890        14,019            -      3,316,421
  5 years and over           15,436,423     6,447,359     4,921,767    14,166,013    10,080,000      159,798     43,448,654

                  In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at six and twelve month intervals.


                                           Variable Interest Rate Disclosure

                                               Benchmark Bankshares, Inc.

                                                   December 31, 1999


                                           Valuation of Securities          No           Valuation of Securities
                                           Given an Interest Rate       Change In        Given an Interest Rate
                                        Decrease of (x) Basis Points     Interest     Increase of (x) Basis Points
Categories                                (200 BPS)        (100 BPS)       Rate         100 BPS          200 BPS
----------                                ---------        ---------       ----         -------          -------

Loans
 Commercial                              $ 23,664,765   $ 23,550,992   $ 23,423,032   $ 23,326,697   $ 23,216,144
 Mortgage                                 112,276,907    109,681,555    107,206,239    104,843,513    102,586,502
 Consumer                                  26,141,899     25,635,798     25,146,525     24,673,307     24,215,416

Investments
 U. S. Government Agencies                 14,665,910     13,827,493     13,042,047     12,317,144     11,636,742
 Muncipals
   Nontaxable                              12,882,898     12,237,924     11,629,818     11,065,799     10,533,009
   Taxable                                  1,033,507        979,648        929,666        881,593        836,954
 Pooled Securities                          2,518,254      2,388,771      2,267,915      2,153,470      2,046,539

Certificates of Deposit
 < 182 days                                 3,373,998      3,357,279      3,340,683      3,324,210      3,307,859
 182 - 364 days                             5,505,975      5,478,941      5,452,172      5,425,663      5,399,410
 1 year - 2 years                          34,786,152     34,410,981     34,043,727     33,684,142     33,331,993
 2 years - 3 years                         14,851,893     14,593,424     14,342,705     14,099,419     13,863,265
 3 years - 4 years                          4,231,278      4,148,165      4,067,657      3,989,646      3,914,028
 4 years - 5 years                          3,465,798      3,389,719      3,316,421      3,245,768      3,177,636
 5 plus years                              45,863,196     44,628,932     43,448,654     42,319,345     41,238,187

                  Only financial instruments that do not have daily price adjustment capabilities are herein presented.

19.      Parent Company

                  Financial statements for Benchmark Bankshares, Inc. (not consolidated) are herein presented. Since the parent company has not entered into any substantial transactions, only the parent company's statements are presented.

Page 60 of 83
                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                                 Balance Sheets

                        December 31, 1999, 1998, and 1997

                                   A S S E T S

                                            1999          1998          1997
                                            ----          ----          ----

Cash                                    $ 3,111,052   $ 1,909,855   $ 1,566,556
Investment in subsidiary                 17,419,106    17,584,952    15,526,540
Receivable - reimbursement                       81             -             -
                                        -----------   -----------   -----------

          Total Assets                  $20,530,239   $19,494,807   $17,093,096
                                        ===========   ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Dividends payable                    $   482,493   $   479,594   $   440,824

Stockholders' Equity
  Common stock, par value $.21 per
    share, authorized 4,000,000
    shares; issued and outstanding
    3,015,577.591 12-31-99, issued and
    outstanding 2,997,465.366 12-31-98      633,272       629,678       617,990
  Surplus                                 4,501,508     4,314,339     3,667,557
  Retained earnings                      14,912,966    14,071,196    12,366,725
                                        -----------   -----------   -----------

         Total Stockholders' Equity      20,047,746    19,015,213    16,652,272
                                        -----------   -----------   -----------

         Total Liabilities and
            Stockholders' Equity        $20,530,239   $19,494,807   $17,093,096
                                        ===========   ===========   ===========

                              Statements of Income

                  Years Ended December 31, 1999, 1998, and 1997

                                            1999          1998          1997
                                            ----          ----          ----
Income
  Dividends from subsidiary             $ 2,000,000   $   600,000   $ 1,500,000
                                        -----------   -----------   -----------

               Total Income               2,000,000       600,000     1,500,000

Expenses
  Professional fees                          20,038        16,470        15,623
  Supplies, printing, and postage             7,410         8,654         9,317
  Taxes - miscellaneous                         825           850           850
                                        -----------   -----------   -----------

               Total Expenses                28,273        25,974        25,790
                                        -----------   -----------   -----------

Income (Loss) Before Equity in
   Undistributed Income of Subsidiary     1,971,727       574,026     1,474,210

Equity in Income of Subsidiary
   (includes tax benefit of parent
   company operating loss)                  739,780     2,070,139     1,104,498
                                        -----------   -----------   -----------

               Net Income               $ 2,711,507   $ 2,644,165   $ 2,578,708
                                        ===========   ===========   ===========

Page 61 of 83
                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                  Statements of Changes in Stockholders' Equity

                     Years Ended December 31, 1999 and 1998

                                                                               Unrealized
                                       Common                    Retained      SEC Gain
                                       Stock       Surplus       Earnings      (Loss) *       Total
                                       -----       -------       --------      ------         -----

Balance January 1, 1998               $617,990    $3,667,557    $12,189,180    $ 177,545    $16,652,272

Net Income
   Parent                                                           574,026                     574,026
   Equity in income of subsidiary                                 2,070,139                   2,070,139

Sale of Stock                           11,562       653,800                                    665,362
Redemption of Stock                        (84)       (7,018)                                    (7,102)

Semi-Annual Cash
   Dividend Declared
      June 18, 1998, $.15 per share                                (447,630)                   (447,630)
      December 17, 1998, $.16 per
         share                                                     (479,594)                   (479,594)

Adjustments                                210                        1,975                       2,185

Unrealized Security Gains
   (Losses)                                                                      (14,445)       (14,445)
                                      ---------   -----------   ------------   ----------   ------------
Balance December 31, 1998              629,678     4,314,339     13,908,096      163,100     19,015,213

Net Income
   Parent                                                         1,971,727                   1,971,727
   Equity in income of subsidiary                                   539,780                     539,780

Sale of Stock                            8,072       450,102                                    458,174
Redemption of Stock                         (5)         (312)                                      (317)
Stock repurchase                        (4,473)     (262,621)                                  (267,094)

Semi-Annual Cash
   Dividend Declared
      June 17, 1999, $.16 per share                                (481,426)                   (481,426)
      December 16, 1999, $.16
         per share                                                 (482,493)                   (482,493)

Adjustments                                                            (174)                       (174)
Unrealized Security Gains
   (Losses)                                                                     (705,644)      (705,644)
                                      ---------   -----------   ------------   ----------   ------------

Balance December 31, 1999             $633,272    $4,501,508    $15,455,510    $(542,544)   $20,047,746
                                      =========   ===========   ============   ==========   ============



* Net of tax effect.

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                            Statements of Cash Flows

                  Years Ended December 31, 1999, 1998, and 1997


                                            1999          1998          1997
                                            ----          ----          ----
Cash Flows from Operating Activities
   Net income                            $2,711,507    $2,644,165    $2,578,708
   Increase in receivable                       (81)            -             -
                                         -----------   -----------   -----------

               Net Cash Provided by
                  Operating Activities    2,711,426     2,644,165     2,578,708

Cash Flows from Investing Activities
   Undistributed earnings of subsidiary    (739,972)   (2,031,902)     (874,503)
                                         -----------   -----------   -----------

               Net Cash (Used) by
                  Investing Activities     (739,972)   (2,031,902)     (874,503)

Cash Flows from Financing Activities
   Sale of stock                            458,174       665,362       410,574
   Redemption of stock                     (267,411)       (7,102)         (194)
   Dividends paid                          (961,020)     (927,224)     (785,736)
                                         -----------   -----------   -----------

               Net Cash (Used) by
                  Financing Activities     (770,257)     (268,964)     (375,356)
                                         -----------   -----------   -----------

Net Increase (Decrease) in Cash           1,201,197       343,299     1,328,849

Cash - Beginning of Year                  1,909,855     1,566,556       237,707
                                         -----------   -----------   -----------

Cash - End of Year                       $3,111,052    $1,909,855    $1,566,556
                                         ===========   ===========   ===========

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

                  None

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Directors of the Company, their ages, and principal occupations are set forth in the table below as of December 31, 1999:

                                Principal Occupation for Last Five Years           Director of the Company
     Name (Age)                 Position Held with Company and Subsidiary            or Subsidiary Since

R. Michael Berryman             Pharmacist                                                  1978
   (59)                         Principal, Smith's Pharmacy, Inc.
                                Pharmacy Associates, Inc.
                                Chairman of Board, Company and Subsidiary

Mark F. Bragg                   Principal, Atlantic Medical, Inc.                           1999
   (38)

Lewis W. Bridgforth             Physician                                                   1971
   (60)

William J. Callis               Building Contractor                                         1989
   (57)                         Vice President, Kenbridge Construction Co., Inc.
                                Vice Chairman of Board, Company and Subsidiary

Earl C. Currin, Jr.             Provost,                                                    1986
   (56)                         John H. Daniel Campus of Southside
                                Virginia Community College

C. Edward Hall                  Pharmacist                                                  1971
   (59)                         Partner, Victoria Drug Company

J. Ryland Hamlett               Retired Personnel Manager,                                  1986
   (57)                         Southside Electric Cooperative

H. Clarence Love                Retired President, Commonwealth Tobacco                     1971
   (74)                         Co., Inc.

Wayne J. Parrish                Principal, Parrish Trucking Co., Inc.                       1979
   (61)

Ben L. Watson, III              President and CEO,                                          1976
   (56)                         Company and Subsidiary

Executive Officers of the Company

         The Executive Officers of the Bank and their positions are set forth below:

     Name (Age)                 Position Held with Subsidiary                          Officer Since

Ben L. Watson, III  (A)         Director, President and CEO                                 1971
   (56)

Michael O. Walker (B)           Senior Vice President for Branch Administration and         1975
   (49)                         Marketing and Recording Secretary

Janice C. Whitlow  (C)          Senior Vice President, Cashier, Assistant                   1976
   (53)                         Secretary, and Compliance Officer

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

ITEM 11    EXECUTIVE COMPENSATION

A.       Summary of Cash and Certain Other Compensation to Executive Officer


                                                                                Long-Term
                                            Annual Compensation                Compensation
                                                                                Number of
                                                                                Securities
    Name and Principal                        Incentive              (1) (2)    Underlying     All Other
         Position           Year    Salary      Bonus     Deferred    Other       Option      Compensation
         --------           ----    ------      -----     --------    -----       ------      ------------

Ben L. Watson, III          1999   $106,004   $ 25,580    $10,000    $4,200      $6,000(3)        None
President & CEO             1998    102,500     34,271     10,000     4,800       7,000(3)        None
                            1997     75,000     55,239     10,000     5,900       8,000           None

Michael O. Walker           1999     83,708     15,167      1,300     1,800       6,000           None
Senior Vice President       1998     81,600     22,277        900     1,800       6,000           None
                            1997     62,568     33,553      2,100     2,100       6,000           None

Janice C. Whitlow           1999     80,008     15,167      5,000     None        5,850(3)        None
Senior Vice President       1998     79,500     22,277      3,000     None        5,850(3)        None

         (1) The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and incentive bonus.

         (2) Other Annual Compensation represents Director's fees paid to Mr. Watson for services performed as a Director of the Bank, and fees paid to Mr. Walker for services performed as Recording Secretary of the Board of the Bank.

         (3) Mr. Watson exercised 1,000 options on March 2, 1998 and 1,000 options on February 5, 1999 and Mrs. Whitlow exercised 150 options on January 27, 1998.

B.       Compensation to Directors

                  No fees are paid to Directors for service on the Board of the Company. During 1999, for service on the Board of the Bank, a fee of $1,200 per Director was paid, based on the performance of the Bank, plus $250 for each Bank Board meeting attended and, except to Mr. Watson, $175 for each Bank Board Committee meeting attended during the year.

C.       Employment Agreements

                  The Company, or its subsidiary, has no employment agreements with any of its employees.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's common stock as of March 1, 2000:

                                                                                      Shares
                                                                                   Beneficially
                                                                                      Owned
                                                                                   % of Shares
                                                         Director/Officer of       Beneficially
       Name and Age          Principal Occupation        Company/Subsidiary           Owned

R. Michael Berryman          Pharmacist                         1978               89,843.886(1)
   (59)                                                                               2.98%

Mark F. Bragg                Principal, Atlantic                1999                  897.409(2)
   (38)                      Medical, Inc.                                             .03%

Lewis W. Bridgforth          Physician                          1971               35,680.657(3)
   (60)                                                                               1.18%

William J. Callis            Building Contractor                1989               28,120.974(4)
   (57)                                                                                .93%

Earl C. Currin, Jr.          Provost                            1986               13,178.000
   (56)                                                                                .44%

C. Edward Hall               Pharmacist                         1971               31,145.037(5)
   (59)                                                                               1.03%

J. Ryland Hamlett            Retired Personnel Manager          1986               10,721.000
   (57)                                                                                .36%

H. Clarence Love             Retired President,                 1971               83,200.000(6)
   (74)                      Commonwealth Tobacco                                     2.76%
                             Co., Inc.

Wayne J. Parrish             Principal, Parrish                 1979               27,409.872(7)
   (61)                      Trucking Co., Inc.                                        .91%

Ben L. Watson, III           President and CEO                  1971               16,471.508(8)
   (56)                      Company and Subsidiary                                    .55%

Michael O. Walker            Senior Vice President for          1975               42,500.000(9)
   (49)                      Branch Administration and                                1.41%
                             Marketing and Recording
                             Secretary, Benchmark Community
                             Bank

Janice C. Whitlow            Senior Vice President,             1976                5,486.375
   (53)                      Cashier, Assistant Secretary,                             .18%
                             and Compliance Officer,
                             Benchmark Community Bank

                                                                                              Shares
                                                                                           Beneficially
                                                                                              Owned
                                                                                           % of Shares
                                                                                           Beneficially
                                                                                              Owned

Number and Percentage of Company Common Stock Held
Beneficially as of March 1, 2000 by Directors and Executive                                384,654.718
Officers of the Company (12 persons).                                                         12.76%


(1)   Includes   2,114.494  shares  held  jointly  with  Mr.   Berryman's  wife,
      38,302.704 shares owned solely by her, and 5,728.074 shares held as custodian for one of his children.

(2    Includes 97.409 shares held jointly with Mr. Bragg's wife.

(3)   Includes 20,337.218 shares owned solely by Dr. Bridgforth's wife.

(4)   Includes 17,140.644 shares held jointly with Mr. Callis's wife.

(5)   Includes 260 shares owned solely by Mr. Hall's wife.

(6) Includes 65,400 shares held jointly with Mr. Love's wife and 4,100 shares owned solely by her.

(7) Includes 6,971.168 shares held jointly with Mr. Parrish's wife and 5,925.035 shares owned solely by her.

(8)   Includes 457.508 shares owned solely by Mr. Watson's wife.

(9)   Includes 25,000.000 shares owned jointly with Mr. Walker's wife.

The share ownership listed above reflects the shares necessary to meet the ownership requirements for bank directors pursuant to the Virginia Banking Act.

No person owned of record or was known to own beneficially more than 5.0% of the outstanding common stock of the Company as of December 31, 1999. The following table details information concerning a stock certificate holder that is in the business of marketing investments.

Actual ownership of shares or partial shares by investors through this company is not known by management. The following table provides certificate holder information:

                                     No. of Shares                 Percentage
          Name                      in Certificates              Of Shares Held

CEDE & Company                          727,760                      24.13%
Box 20
Bowling Green Station
New York, New York  10081

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

         Balances, as of December 31, of the year are summarized below:

                                              1999         1998         1997
                                              ----         ----         ----

Executive Officers and their families      $  235,034   $  204,123   $  190,515
Directors and their families (1)              188,610      397,172      557,423
Corporations in which Directors and
   Officers had an interest                 2,788,577    1,728,987    1,204,864
                                           ----------   ----------   ----------

               Total                       $3,212,221   $2,330,282   $1,952,802
                                           ==========   ==========   ==========


(1) Loans to Mr. Watson that are reported as loans to Executive Officers are not included in loans to Directors.

Refer to Item 14(a) - Financial Statement Schedules

         At year end 1999, Directors and Executive Officers had been granted lines of credit in the amount of $2,416,550. As of December 31, 1999, $1,655,099 of these lines was unexercised and available.

Stock Sales to Related Parties

         The Directors and Executive Officers acquired 4,868.601 shares of Company stock during 1999 through dividend reinvestment, exercising of stock options, and purchases of shares on the open market. All shares were purchased through the dividend reinvestment program. The average price of shares purchased through dividend reinvestment was $13.38.

PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

(a)  (1)          The following consolidated financial  statements  of Benchmark
           Bankshares, Inc. and its subsidiary, Benchmark Community Bank, included in the annual report of the registrant to its stockholders for the year ended December 31, 1999 are included in Item 8:

                  Consolidated  Statements of Financial Condition - December 31,
                     1999 and 1998
                  Consolidated  Statements of Income - Years Ended December 31,
                     1999, 1998, and 1997
                  Consolidated Statements of Changes in Stockholders' Equity -
                     Years Ended December 31, 1999 and 1998
                  Consolidated  Statements of Cash Flows - Years Ended
                     December 31, 1999, 1998, and 1997
                  Notes to Consolidated Financial Statements - December 31,
                     1999, 1998, and 1997

     (2) The following consolidated financial statement schedules of Benchmark Bankshares, Inc. and its subsidiary, Benchmark Community Bank, are included in Item 14 (d):

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2000.

                           Benchmark Bankshares, Inc.

                 (formerly Lunenburg Community Bankshares, Inc.)

                                  (Registrant)

By       Ben L. Watson, III                     By         Janice C. Whitlow,
               President                                  Cashier and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities have signed this report on March 15, 2000.

R. Michael Berryman, Director  03-15-00  Ben L. Watson, III, President  03-15-00
---------------------------------------  ---------------------------------------




Wayne J. Parrish, Director     03-15-00  J. Ryland Hamlett, Director    03-15-00
---------------------------------------  ---------------------------------------




C. Edward Hall, Director       03-15-00  H. Clarence Love, Director     03-15-00
---------------------------------------  ---------------------------------------




Mark F. Bragg, Director        03-15-00  Lewis W. Bridgforth, Director  03-15-00
---------------------------------------  ---------------------------------------




William J. Callis, Director    03-15-00  Earl C. Currin, Jr., Director  03-15-00
---------------------------------------  ---------------------------------------

ITEM 14(c)    EXHIBIT 6

         The only subsidiary of the Registrant is Benchmark Community Bank, a Virginia banking corporation, located in Kenbridge, Lunenburg County, Virginia. It is owned 100% by Registrant.

ITEM 14(d)    SCHEDULE II - INDEBTEDNESS TO RELATED PARTIES

                          Year Ended December 31, 1999

                                    Balance                             Balance
                                  at Beginning                         at End of
      Name of Person               of Period    Additions  Deductions   Period

Executive Officers,
   Directors, and Their
   Related Interest               $2,330,282  $1,890,791  $1,008,852  $3,212,221

W. J. Callis, Director(1)(2)(3)    1,405,724     912,963     322,063   1,996,624



                          Year Ended December 31, 1998

Executive Officers,
   Directors, and Their
   Related Interest               $1,952,802  $1,424,928  $1,047,448  $2,330,282

W. J. Callis, Director(1)(2)(3)      945,664   1,284,062     824,002   1,405,724



                          Year Ended December 31, 1997

Executive Officers,
   Directors, and Their
   Related Interest               $1,408,516  $ 865,418   $ 321,132   $1,952,802

W. J. Callis, Director(1)(2)(3)      671,072    339,000      64,408      945,664


















(1) Loans to related parties that exceed 5% of the capital of the Company.

(2) Loans to business interest.

(3) Loans are included in the totals presented for the Executive Officers, Directors, and their interest.

ITEM 14(d)    SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
Page 1

                           Benchmark Bankshares, Inc.

                          Year Ended December 31, 1999

    Col. A                   Col. B    Col. C     Col. D     Col. E      Col. F
                                                              Other
                           Balance at                        Changes    Balance
                           Beginning  Additions                Add     at End of
Classification             of Period   at Cost  Retirement   (Deduct)   Period

Land                       $  689,261 $110,429   $      -   $      -  $  799,690

Buildings and improvements  2,351,090   50,000          -          -   2,401,090
Leasehold improvements        166,521        -          -          -     166,521
Construction in progress            -  187,969          -          -     187,969
                           ---------- --------   --------   --------  ----------

                            2,517,611  237,969          -          -   2,755,580

Equipment, furniture, and
   fixtures                 1,886,461  146,541          -          -   2,033,002
                           ---------- --------   --------   --------  ----------

               Total       $5,093,333 $494,939   $      -   $      -  $5,588,272
                           ========== ========   ========   ========  ==========


                          Year Ended December 31, 1998

Land                       $  689,261 $      -   $      -   $      -  $  689,261

Buildings and improvements  2,351,090        -          -          -   2,351,090
Leasehold improvements        142,690   23,831          -          -     166,521
                           ---------- --------   --------   --------  ----------

                            2,493,780   23,831          -          -   2,517,611

Equipment, furniture, and
   fixtures                 1,485,634  400,827          -          -   1,886,461
                           ---------- --------   --------   --------  ----------

               Total       $4,668,675 $424,658   $      -   $      -  $5,093,333
                           ========== ========   ========   ========  ==========

ITEM 14(d)    SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
Page 2

                          Year Ended December 31, 1997

Land                       $  668,336 $20,925    $      -   $      -  $  689,261

Buildings and improvements  2,339,092  11,998           -          -   2,351,090
Leasehold improvements        142,690       -           -          -     142,690
                           ---------- -------    --------   --------  ----------

                            2,481,782  11,998           -          -   2,493,780

Equipment, furniture, and
   fixtures                 1,448,227  37,407           -          -   1,485,634
                           ---------- -------    --------   --------  ----------

               Total       $4,598,345 $70,330    $      -   $      -  $4,668,675
                           ========== =======    ========   ========  ==========

ITEM 14(d) SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT

                           Benchmark Bankshares, Inc.

                          Year Ended December 31, 1999

                                      Additions               Other
                           Balance at Charged to              Changes Balance at
                           Beginning  Cost and                 Add      End of
     Description           of Period  Expenses   Retirements (Deduct)   Period

Building and improvements  $  685,890 $ 98,785    $     -    $     -  $  784,675
Leasehold improvements        115,820    6,589          -          -     122,409
                           ---------- --------    -------    -------- ----------

               Total          801,710  105,374          -          -     907,084

Equipment, furniture, and
   fixtures                 1,091,232  166,220          -        (43)  1,257,409
                           ---------- --------    -------    -------- ----------

               Total       $1,892,942 $271,594    $     -    $   (43) $2,164,493
                           ========== ========    =======    ======== ==========


                          Year Ended December 31, 1998

Building and improvements  $  581,308 $ 98,963    $     -    $ 5,619  $  685,890
Leasehold improvements        111,657    4,163          -          -     115,820
                           ---------- --------    -------    -------  ----------

               Total          692,965  103,126          -      5,619     801,710

Equipment, furniture, and
   fixtures                   977,844  119,007          -     (5,619)  1,091,232
                           ---------- --------    -------    -------- ----------

               Total       $1,670,809 $222,133    $     -    $     -  $1,892,942
                           ========== ========    =======    ======== ==========


                          Year Ended December 31, 1997

Building and improvements  $  488,564 $ 92,744    $     -    $     -  $  581,308
Leasehold improvements        107,715    3,942          -          -     111,657
                           ---------- --------    -------    -------- ----------

               Total          596,279   96,686          -          -     692,965

Equipment, furniture, and
   fixtures                   880,332   97,512          -          -     977,844
                           ---------- --------    -------    -------- ----------

               Total       $1,476,611 $194,198    $    -     $     -  $1,670,809
                           ========== ========    ======     =======  ==========

ITEM 14(d)(1) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.

                             (Parent Company Only)

                   Balance Sheet, December 31, 1999 and 1998


                                     Assets

                                                          1999          1998
                                                          ----          ----

Cash                                                  $ 3,111,052   $ 1,909,855
Investment in subsidiary                               17,419,106    17,584,952
Receivable - reimbursement                                     81             -
                                                      -----------   -----------

               Total Assets                           $20,530,239   $19,494,807
                                                      ===========   ===========


                      Liabilities and Stockholders' Equity

Liabilities
   Dividends payable                                  $   482,493   $   479,594

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued and
      outstanding 3,015,577.591 12-31-99, issued
      and outstanding 2,997,465.366 12-31-98              633,272       629,678
   Surplus                                              4,501,508     4,314,339
   Retained earnings                                   14,912,966    14,071,196
                                                      -----------   -----------

               Total Stockholders' Equity              20,047,746    19,015,213
                                                      -----------   -----------

               Total Liabilities and
                  Stockholders' Equity                $20,530,239   $19,494,807
                                                      ===========   ===========

ITEM 14(d)(2)    SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS
Page 1           PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                              Statements of Income

                  Years Ended December 31, 1999, 1998, and 1997


                                              1999         1998         1997
                                              ----         ----         ----

Income
   Dividends from subsidiary               $2,000,000   $  600,000   $1,500,000
                                           ----------   ----------   ----------

               Total Income                 2,000,000      600,000    1,500,000

Expenses
   Professional fees                           20,038       16,470       15,623
   Supplies, printing, and postage              7,410        8,654        9,317
   Taxes - miscellaneous                          825          850          850
                                           ----------   ----------   ----------

               Total Expenses                  28,273       25,974       25,790
                                           ----------   ----------   ----------

Income (Loss) Before Equity in
   Undistributed Income of Subsidiary       1,971,727      574,026    1,474,210

Equity in Income of Subsidiary (includes
   tax benefit of parent company
   operating loss)                            739,780    2,070,139    1,104,498
                                           ----------   ----------   ----------

               Net Income                  $2,711,507   $2,644,165   $2,578,708
                                           ==========   ==========   ==========

ITEM 14(d)(2)    SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS
Page 2           PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.
                              (Parent Company Only)
                  Statement of Changes in Stockholders' Equity

                  Years Ended December 31, 1999, 1998, and 1997

                                                                             Unrealized
                                     Common                    Retained       SEC Gain
                                     Stock       Surplus       Earnings       (Loss) *       Total

Balance January 1, 1997             $304,478    $3,262,299    $10,753,919    $  40,977    $14,361,673

Net Income
   Parent                                                       1,474,210                   1,474,210
   Equity in income of subsidiary                               1,104,498                   1,104,498

Sale of Stock                          5,124       405,450                                    410,574
Redemption of Stock                       (2)         (192)                                      (194)

Semi-Annual Cash
   Dividend Declared
      June 19, 1997, $.14 per share(1)                           (394,226)                   (394,226)
      December 18, 1997, $.15 per
        share                                                    (440,824)                   (440,824)

Capitalization of Retained Earnings  308,390                     (308,390)                          -
Adjustments                                                            (7)                         (7)

Unrealized Security Gains Net of Tax                                           136,568        136,568
                                    ---------   -----------   ------------   ----------   ------------
Balance December 31, 1997            617,990     3,667,557     12,189,180      177,545     16,652,272

Net Income
   Parent                                                         574,026                     574,026
   Equity in income of subsidiary                               2,070,139                   2,070,139

Sale of Stock                         11,562       653,800                                    665,362
Redemption of Stock                      (84)       (7,018)                                    (7,102)

Semi-Annual Cash
   Dividend Declared
      June 18, 1998, $.15 per share                              (447,630)                   (447,630)
      December 17, 1998, $.16 per
         share                                                   (479,594)                   (479,594)

Adjustment                               210                        1,975                       2,185
Unrealized Security Gains (Losses)                                             (14,445)       (14,445)
                                    ---------   -----------   ------------   ----------   ------------
Balance December 31, 1998            629,678     4,314,339     13,908,096      163,100     19,015,213
Net Income
   Parent                                                       1,971,727                   1,971,727
   Equity in income of subsidiary                                 539,780                     539,780

Sale of Stock                          8,072       450,102                                    458,174
Redemption of Stock                       (5)         (312)                                      (317)
Stock repurchase                      (4,473)     (262,621)                                  (267,094)

Semi-Annual Cash
   Dividend Declared
      June 17, 1999, $.16 per share                              (481,426)                   (481,426)
      December 16, 1999, $.16 per
         share                                                   (482,493)                   (482,493)

Adjustments                                                          (174)                       (174)
Unrealized Security Gains (Losses)                                            (705,644)      (705,644)
                                    ---------   -----------   ------------   ----------   ------------

Balance December 31, 1999           $633,272    $4,501,508    $15,455,510    $(542,544)   $20,047,746
                                    =========   ===========   ============   ==========   ===========

* Net of tax effect.

(1)Adjusted for a 2 for 1 stock split on October 2, 1997.

ITEM 14(d)(3) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                            Statements of Cash Flows

                  Years Ended December 31, 1999, 1998, and 1997


                                              1999         1998         1997
                                              ----         ----         ----

Cash Flows from Operating Activities
  Net income                               $2,711,507   $2,644,165   $2,578,708
  Less:  Sale of real estate to subsidiary        (81)           -            -
                                           -----------  -----------  -----------

             Net Cash Provided by
                Operating Activities        2,711,426    2,644,165    2,578,708

Cash Flows from Investing Activities
  Undistributed earnings of subsidiary       (739,972)  (2,031,902)    (874,503)
                                           -----------  -----------  -----------

             Net Cash (Used) by Investing
                Activities                   (739,972)  (2,031,902)    (874,503)

Cash Flows from Financing Activities
  Sale of stock                               458,174      665,362      410,574
  Redemption of stock                        (267,411)      (7,102)        (194)
  Dividends paid                             (961,020)    (927,224)    (785,736)
                                           -----------  -----------  -----------

             Net Cash (Used) by Financing
                Activities                   (770,257)    (268,964)    (375,356)
                                           -----------  -----------  -----------

Net Increase (Decrease) in Cash             1,201,197      343,299    1,328,849

Cash - Beginning of Year                    1,909,855    1,566,556      237,707
                                           -----------  -----------  -----------

Cash - End of Year                         $3,111,052   $1,909,855   $1,566,556
                                           ===========  ===========  ===========

ITEM 14(d)(4) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

Investment Securities - Realized Gains and Losses

                                                   Realized    Realized
                                                     Gains      Losses

For the Year Ended December 31, 1999
   U. S. Government Agencies                        $   -       $ 547
   State and Political Subdivisions                     -           -
                                                    -----       -----

               Total                                $   -       $ 547
                                                    =====       =====

For the Year Ended December 31, 1998
   U. S. Government Agencies                        $   -       $ 986
   State and Political Subdivisions                     -           -
                                                    -----       -----

               Total                                $   -       $ 986
                                                    =====       =====

ITEM 14(d)(5) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

Capital Ratios for the Bank Subsidiary

                                                                       Bank
                                                                      Ratios

Total Capital to Risk Weighted Assets                                 13.38%

Tier I Capital to Risk Based Assets                                   12.30%

Tier I Capital to Total Book Assets                                    9.09%