Form 10-Q
period 2000-03-31
BENCHMARK BANKSHARES INC
filed 2000-05-09
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2000.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to ______________


                          Commission File No. 000-18445

                           Benchmark Bankshares, Inc.

                 (Name of Small Business Issuer in its Charter)

            Virginia                                        54-1460991
            --------                                        ----------
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

                                  3,006,225.559

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Part I - Table of Contents

                                 March 31, 2000

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

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet

                                                (Unaudited)        (Audited)
                                                  March 31,       December 31,

                                                    2000              1999
                                                    ----              ----

Assets

   Cash and due from banks                      $  7,135,057      $  7,533,280
   Securities
      Federal Agency obligations                  13,352,527        13,322,152
      State and municipal obligations              8,764,063        12,590,401
      Mortgage backed securities                   1,712,360         2,267,912
      Other securities                               195,490           137,000
      Federal funds sold                           2,903,000                 -

   Loans                                         154,607,992       152,262,727
      Less
         Unearned interest income                    (44,054)          (64,643)
         Allowance for loan losses                (1,547,024)       (1,522,632)
                                                -------------     -------------

               Net Loans                         153,016,914       150,675,452

   Premises and equipment - net                    3,750,862         3,423,779
   Accrued interest receivable                     1,592,265         1,390,010
   Deferred income taxes                             656,264           642,481
   Other real estate                                 807,808           667,808
   Other assets                                      840,518           674,670
                                                -------------     -------------

               Total Assets                     $194,727,128      $193,324,945
                                                =============     =============

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet

                                                (Unaudited)         (Audited)
                                                  March 31,        December 31,

                                                    2000              1999
                                                    ----              ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)              $ 18,804,874      $ 16,213,541
      NOW accounts                                18,474,528        19,905,599
      Money market accounts                        7,022,264         8,046,212
      Savings                                     10,144,608         9,763,624
      Time, $100,000 and over                     15,458,221        16,560,926
      Other time                                 102,712,547        94,250,638
                                                -------------     -------------

               Total Deposits                    172,617,042       164,740,540

   Federal funds purchased                                 -         7,035,000
   Accrued interest payable                          794,757           766,964
   Accrued income tax payable                        305,137            23,005
   Dividends payable                                       -           482,493
   Other liabilities                                 315,124           229,197
                                                -------------     -------------

               Total Liabilities                 174,032,060       173,277,199

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares;  issued
      and outstanding 03-31-00 3,016,658.418,
      issued and outstanding 12-31-99
      3,015,577.591 shares                           633,499           633,272
   Capital surplus                                 4,490,590         4,501,508
   Retained earnings                              16,124,268        15,455,510
Unrealized security gains net of tax effect         (553,289)         (542,544)
                                                -------------     -------------

               Total Stockholders' Equity         20,695,068        20,047,746
                                                -------------     -------------

               Total Liabilities and
                  Stockholders' Equity           $194,727,128     $193,324,945
                                                 =============    =============

Note:  The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.










See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

            Consolidated Statement of Income and Comprehensive Income

                                   (Unaudited)

                                                   Three Months Ended March 31,

                                                        2000           1999
                                                        ----           ----
Interest Income
   Interest and fees on loans                        $3,422,120     $3,139,622
   Interest on U. S. Government obligations             250,126        197,679
   Interest on State and municipal obligations          124,098        147,476
   Interest on Federal funds sold                        11,912        190,151
                                                     -----------    -----------
               Total Interest Income                  3,808,256      3,674,928

Interest Expense
   Interest on deposits                               1,793,669      1,857,038
   Interest on Federal funds purchased                   54,727              -
                                                     -----------    -----------
              Total Interest Expense                  1,848,396      1,857,038
                                                     -----------    -----------

Net Interest Income                                   1,959,860      1,817,890
Provision for Loan Losses                                35,687         28,897
                                                     -----------    -----------

               Net Interest Income after Provision    1,924,173      1,788,993

Noninterest Income

   Service charges, commissions, and fees on
      deposits                                          110,145        104,006
   Other operating income                               113,059         36,509
   (Losses) on sale of securities                        (3,308)          (547)
                                                     -----------    -----------

               Total Noninterest Income                 219,896        139,968

Noninterest Expense
   Salaries and wages                                   626,170        553,104
   Employee benefits                                    142,220        130,024
   Occupancy expenses                                    70,206         51,563
   Furniture and equipment expense                       46,838         46,596
   Other operating expenses                             295,699        250,807
                                                     -----------    -----------

               Total Noninterest Expense              1,181,133      1,032,094
                                                     -----------    -----------

Net Income before Taxes                                 962,936        896,867
Income Taxes                                            296,889        270,173
                                                     -----------    -----------

Net Income                                              666,047        626,694

Other Comprehensive Income, Net of Tax
   Unrealized holding gain (loss)
      arising during period                             (10,745)       (47,679)
                                                     -----------    -----------

Comprehensive Income                                 $  655,302     $  579,015
                                                     ===========    ===========

Net Income per Share                                 $     0.22     $     0.21
                                                     ===========    ===========
See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                   Three Months Ended March 31,

                                                       2000            1999
                                                       ----            ----

Cash Provided by Operating Activities               $  624,047     $   896,367

Cash Provided by Financing Activities
   Decrease in Federal funds purchased              (7,035,000)              -
   Net increase in demand deposits
      and interest-bearing transaction accounts      1,160,262       1,733,891
   Net increase (decrease) in savings and money
      market deposits                                 (642,964)      1,580,674
   Net increase in certificates of deposit           7,359,204       2,514,884
   Decrease in dividends payable                      (482,433)       (479,594)
   Sale of stock                                        55,934         159,851
   Purchase of stock                                   (66,625)              -
                                                    -----------    ------------
               Total Cash Provided by Financing
                  Activities                           348,378       5,509,706

Cash Used in Investing Activities
   Purchase of securities                             (465,458)     (4,995,750)
   Sale of securities                                4,750,389          58,282
   Maturity of securities                                    -       2,295,000
   Net increase in loans                            (2,365,854)     (4,989,415)
   Purchase of premises and equipment                 (386,725)        (34,568)
                                                    -----------    ------------

               Total Cash Provided (Used) by
                  Investing Activities               1,532,352      (7,666,451)
                                                    -----------    ------------

Increase (Decrease) in Cash and Cash Equivalents    $2,504,777     $(1,260,378)
                                                    ===========    ============















See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

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

         (j)      Earnings Per Share

                  Earnings per share were computed by using the average shares outstanding for each period presented. The 2000 average shares have been adjusted to reflect the sale of 7,586 shares through the employee stock option plan at various dates during the period and the retirement of 6,500 shares on January 17, 2000. The 1999 average shares have been adjusted to reflect the sale of 13,833.651 shares of the Company's common stock through the dividend reinvestment plan on January 31, 1999, as well as the sale of 4,105 shares through the employee stock option plan at various dates during the period. The average shares of outstanding stock for the first quarter of 2000 and 1999 were 3,013,782.370 and 3,011,304.017, respectively.

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

                  The table below reflects the components of the Net Deferred Tax Asset account as of March 31, 2000:

                        Deferred tax assets resulting
                           from loan loss reserves               $436,175
                        Deferred tax asset resulting from
                           deferred compensation                   58,914
                        Deferred tax liabilities resulting
                           from depreciation                     (123,852)
                        Unrealized securities losses              285,027
                                                                 ---------

                               Net Deferred Tax Asset            $656,264
                                                                 =========


         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                  FIRST QUARTER 2000

                  Earnings Summary

                           Net income of $666,047 for the first  quarter of 2000
                  increased $39,353 or 6.28% as compared to net income of $626,694 earned during the first quarter of 1999. Earnings per share of $.22 as of March 31, 2000 increased by $.01 or 4.76% over the same period in 1999. The annualized return on average assets of 1.35% increased 1.50% while the annualized return on average equity of 12.87% decreased .46% when comparing first quarter 2000 results with those of first quarter 1999.

                           The Bank  experienced  growth in the first quarter of
                  2000 in both loans and deposits, but deposit growth rebounded somewhat from the slow growth performance record experienced in 1999. When comparing the results of the first quarter loan growth for the years 2000 and 1999, there was a significant increase in loans.

                           The Bank experienced a significant level of growth in
                  loans that was not matched with deposit growth. This activity resulted in an increase in the loan to deposit ratio to a level of 89.54% from 81.89% in the same quarter of the prior year.

                  Interest Income and Interest Expense

                           Total  interest  income of  $3,808,256  for the first
                  quarter of 2000 increased $133,328 or 3.63% over interest income of $3,674,928 recorded during the first quarter of 1999. The major area of increase was in interest and fees on loans, which was a direct result from the growth of the loan portfolio. Due to greater loan growth than deposit growth, the investment portfolio has changed as investments in short-term instruments began to reflect smaller investment balances. These short-term investments typically earn at a lesser rate than loans.

                           Total  interest  expense in the first quarter of 2000
                  decreased to a level of $1,848,396. This amounted to a decrease of $8,642 or .47% over the level reached during the first quarter of 1999. This decrease in interest expense resulted from lower cost in the marketplace.

                  Provision for Loan Losses

                           While the Bank's loan loss  experience  ratio remains
                  low, management continues to set aside provisions to the loan loss reserve. During the first quarter of 2000, the Bank increased the loan loss reserve by $24,392 to a level of $1,547,024 or 1.00% of the outstanding loan balance.

                           At year end  1999,  the  reserve  level  amounted  to
                  $1,522,632 or 1.00% of the outstanding loan balance net of unearned interest.

                  Nonperforming Loans

                           Nonperforming loans consist of loans accounted for on
                  a non-accrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. As of March 31, 2000, the Bank had $1,195,754 in nonperforming loans or .77% of the loan portfolio. The amount of non-secured loans in this category amounted to $3,484.

                  Noninterest Income and Noninterest Expense

                           Noninterest  income of $219,896  increased $79,928 or
                  57.10% for the first quarter of 2000 as compared to the level of $139,968 reached during the first quarter of 1999. The increase results from an expanded customer base as the existing branches continue to grow in trade area business, and the three new offices start to see a measurable increase in customers served.

                           Noninterest expense of $1,181,133  increased $149,039
                  or 14.41% for the first quarter of 2000 as compared to the level of $1,032,094 reached during the first quarter of 1999, as all areas of operation had additional expense related to the staffing and support required for an expanding customer base and the start-up of two new loan origination offices and a full-service branch.

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

                           As  of  March  31,  2000,  the  Bank  had  $1,897,489
                  outstanding letters of credit. This represents a $71,500 or 3.92% increase over the year end level. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer. The maturities of these letters are as follows:

                                  March 31,

                                     2000          $1,289,171
                                     2001             607,318
                                     2002               3,000

                  Liquidity

                           As  of  the  end  of  the  first   quarter  of  2000,
                  $54,895,587 or 35.51% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $28,216,807 in certificates of deposit of $100,000 or more of which $15,458,221 mature in one year or less.

                           Currently,  the Bank has a maturity average ratio for
                  the next twelve months of 114.31% when comparing earning asset and certificates of deposit maturities.

                           At year end  1999,  $55,137,045,  or  39.44% of gross
                  loans, were scheduled to mature or were subject to repricing within one year and $13,285,923 in certificates of deposit were scheduled to mature during 2000.

                  Capital Adequacy

                           Total stockholder equity was $20,695,068 or 10.63% of
                  total assets as of March 31, 2000. This compared to $20,047,746 or 10.37% of total assets as of December 31, 1999.

                           Primary capital  (stockholders' equity plus loan loss
                  reserves) of $22,242,092 represents 11.42% of total assets as of March 31, 2000 as compared to $21,570,378 or 11.16% of total assets as of December 31, 1999.

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

                  In Table One, the cash flows are spread over the life of the financial products in annual increments as of March 30 each year with the final column detailing the present value discounting of the cash flows at current market rates.

                                                Fair Value of Financial Assets

                                                  Benchmark Bankshares, Inc.

                                                        March 31, 2000

                                                                                                                    Current
          Categories                 2001          2002         2003         2004          2005      Thereafter      Value
          ----------                 ----          ----         ----         ----          ----      ----------      -----

Loans
    Commercial                    $23,946,612   $         -  $         -   $         -  $         -   $        -  $23,946,612
    Mortgage                       26,317,541    19,098,121   19,330,781    22,977,222   20,541,955    6,424,102   91,826,960
    Simple Interest I/L            12,438,020     8,740,558    5,187,637     2,734,731    1,336,066       66,659   25,047,772
    Rule of 78ths I/L                 450,137       166,402       43,646         6,043            -            -      569,469

Investments
    U. S. Government  Agencies        863,810       863,810    1,363,810     2,820,410    3,645,273    7,849,218   13,087,802
    Municipals
       Nontaxable                     568,586       934,101      472,179     1,556,745      265,436    5,341,528    7,795,089
       Taxable                         61,693        63,693       61,693        61,693      556,572      157,250      936,371
    Mortgage Backed Securities        279,202       254,750      233,068       213,761      196,493      807,882    1,712,360


                                                                                                                    Current
          Categories                 2001          2002         2003         2004          2005      Thereafter      Value
          ----------                 ----          ----         ----         ----          ----      ----------      -----

Certificates of Deposits
    < 182 days                     2,246,139            -            -             -            -            -     2,207,797
    182 - 364 days                 5,058,205            -            -             -            -            -     4,874,133
    1 year - 2 years              32,765,485   12,244,107            -             -            -            -    43,896,888
    2 years - 3 years              7,305,114    3,703,837    4,623,171             -            -            -    14,122,050
    3 years - 4 years              1,294,038    1,963,900    1,119,342     2,972,965            -            -     5,209,125
    4 years - 5 years              1,125,865      964,443      648,254       937,917        9,046            -     3,199,814
    5 years                       11,126,780    5,692,704    6,386,914    12,408,320   12,671,292      207,940    39,687,511
    7 years                            1,232        4,943          216           216          216        8,719        11,219


In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at six and twelve month intervals.

                        Variable Interest Rate Disclosure

                           Benchmark Bankshares, Inc.

                                 March 31, 2000


                                           Valuation of Securities             No            Valuation of Securities
                                            Given an Interest Rate         Change In          Given an Interest Rate
                                         Decrease of (x) Basis Points      Interest        Increase of (x) Basis Points
             Categories                   (200 BPS)        (100 BPS)         Rate            100 BPS          200 BPS
             ----------                   ---------        ---------         ----            -------          -------

Loans
    Commercial                          $         -      $         -     $23,946,612      $         -      $         -
    Mortgage                             96,821,271       94,266,665      91,826,960       89,495,328       87,265,378
    Simple Interest I/L                  25,966,790       25,499,709      25,047,772       24,610,297       24,186,643
    Rule of 78ths I/L                       583,657          576,479         569,469          562,624          555,936

Investments
    U. S. Government Securities          13,836,008       13,524,328      13,087,802       12,480,802       11,927,190
    Municipals
       Nontaxable                         8,571,395        8,214,839       7,795,089        7,309,501        6,844,286
       Taxable                                    -                -         936,371                -                -
    Mortgage Backed Securities            1,885,680        1,799,020       1,712,360        1,625,699        1,539,039

Certificates of Deposit
    < 182 days                            2,224,258        2,216,000       2,207,797        2,199,647        2,191,551
    182 - 364 days                        4,946,164        4,909,913       4,874,133        4,838,814        4,803,949
    1 year - 2 years                     44,998,088       44,441,020      43,896,888       43,365,261       42,845,727
    2 years - 3 years                    14,614,152       14,364,347      14,122,050       13,886,953       13,658,762
    3 years - 4 years                     5,520,799        5,361,734       5,209,125        5,062,645        4,921,983
    4 years - 5 years                     3,343,944        3,270,543       3,199,814        3,131,628        3,065,865
    5 years                              42,077,522       40,855,044      39,687,511       38,571,813       37,505,049
    7 years                                  12,203           11,694          11,219           10,774           10,356


Only financial instruments that do not have daily price adjustment capabilities are herein presented.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                 March 31, 2000


         Part II  Other Information

         Item 1            Legal Proceedings

                                    None

         Item 2            Changes in Securities

                                    None

         Item 3            Defaults Upon Senior Securities

                                    None

         Item 4            Submission of Matters to a Vote of Security Holders

                                    None

         Item 5            Other Information

                                    Independent Accountant's Review Report

         Item 6            Report on Form 8-K

                                    No  reports  on Form  8-K  have  been  filed
                           during the quarter ended March 31, 2000.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia

         We have reviewed the accompanying 10Q filing including the balance sheet of Benchmark Bankshares, Inc. (a corporation) as of March 31, 2000 and the related statements of income and cash flows for the three month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Benchmark Bankshares, Inc.

         A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The additional required information included in the 10Q filing for March 31, 2000 is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.



                                       Creedle, Jones, and Alga, P. C.
                                       Certified Public Accountants

May 8, 2000

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                 March 31, 2000


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  May 8, 2000                                       Ben L. Watson, III
                                                           President & CEO





Date:  May 8, 2000                                         Janice W. Pernell
                                                         Cashier and Treasurer