Form 10-Q
period 2000-06-30
BENCHMARK BANKSHARES INC
filed 2000-08-07
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the 6-month period ended June 30, 2000.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to ______________


                          Commission File No. 000-18445


                           Benchmark Bankshares, Inc.
                           --------------------------
                 (Name of Small Business Issuer in its Charter)

            Virginia                                          54-1380808
            --------                                          ----------
(State or Other Jurisdiction of                          (IRS Employer ID No.)
 Incorporation or Organization)

                             100 South Broad Street
                            Kenbridge, Virginia 23944
                            -------------------------
                    (Address of Principal Executive Offices)

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

                                  3,006,225.560

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Part I - Table of Contents

                                  June 30, 2000


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

                     Condensed Consolidated Statement of Cash Flows

                     Notes to Consolidated Financial Statements

   Item 2            Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

   Item 3            Quantitative and Qualitative Disclosures about Market Risk

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet

                                                 (Unaudited)       (Audited)
                                                   June 30,        December 31,
                                                     2000             1999
                                                     ----             ----

Assets
   Cash and due from banks                       $  7,111,065     $  7,533,280
   Securities
      Federal Agency obligations                   13,338,430       13,322,152
      State and municipal obligations               8,752,149       12,590,401
      Mortgage backed securities                    1,665,326        2,267,912
      Other securities                                195,490          137,000
      Federal funds sold                            4,621,000                -

   Loans                                          158,972,810      152,262,727
      Less
         Unearned interest income                     (28,072)         (64,643)
         Allowance for loan losses                 (1,589,752)      (1,522,632)
                                                 -------------    -------------

               Net Loans                          157,354,986      150,675,452

   Premises and equipment - net                     3,747,790        3,423,779
   Accrued interest receivable                      1,709,356        1,390,010
   Deferred income taxes                              678,518          642,481
   Other real estate                                  929,307          667,808
   Other assets                                       735,857          674,670
                                                 -------------    -------------

               Total Assets                      $200,839,274     $193,324,945
                                                 =============    =============

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet

                                               (Unaudited)          (Audited)
                                                 June 30,          December 31,
                                                   2000               1999
                                                   ----               ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)             $ 18,525,231       $ 16,213,541
      NOW accounts                               21,368,934         19,905,599
      Money market accounts                       7,558,198          8,046,212
      Savings                                    10,128,167          9,763,624
      Time, $100,000 and over                    19,652,081         16,560,926
      Other time                                101,123,862         94,250,638
                                               -------------      -------------

               Total Deposits                   178,356,473        164,740,540

   Federal funds purchased                                -          7,035,000
   Accrued interest payable                         912,192            766,964
   Accrued income tax payable                        31,953             23,005
   Dividends payable                                480,996            482,493
   Other liabilities                                278,194            229,197
                                               -------------      -------------

               Total Liabilities                180,059,808        173,277,199

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares;  issued
      and outstanding 06-30-00, 3,006,225.560,
      issued and outstanding 12-31-99,
      3,015,577.591                                 631,308            633,272
   Capital surplus                                4,404,101          4,501,508
   Retained earnings                             16,312,610         15,455,510
   Unrealized security gains (losses) net
      of tax effect                                (568,553)          (542,544)
                                               -------------      -------------

               Total Stockholders' Equity        20,779,466         20,047,746
                                               -------------      -------------

               Total Liabilities and
                  Stockholders' Equity         $200,839,274       $193,324,945
                                               =============      =============

Note:  The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.










See notes to consolidated financial statements.

Page 5 of 19
                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                Consolidated Statement of Income and Comprehensive Income

                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                        2000           1999
                                                        ----           ----
Interest Income
   Interest and fees on loans                        $7,044,305     $6,404,348
   Interest on U. S. Government obligations             494,445        421,319
   Interest on State and municipal obligations          231,847        302,947
   Interest on Federal funds sold                       106,460        334,971
   Interest on other securities                           5,795          2,610
                                                     -----------    -----------

               Total Interest Income                  7,882,852      7,466,195

Interest Expense
   Interest on deposits                               3,782,003      3,730,224
   Interest on Federal funds purchased                   54,283              -
   Interest other                                           402              -
                                                     -----------    -----------

               Total Interest Expense                 3,836,688      3,730,224
                                                     -----------    -----------

Net Interest Income                                   4,046,164      3,735,971
Provision for Loan Losses                               127,266        151,619
                                                     -----------    -----------

               Net Interest Income after Provision    3,918,898      3,584,352

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                          240,031        213,898
   Other operating income                               246,468        117,419
   (Losses) on sale of securities                        (3,308)          (547)
                                                     -----------    -----------

               Total Noninterest Income                 483,191        330,770

Noninterest Expense
   Salaries and wages                                 1,281,663      1,125,263
   Employee benefits                                    285,484        254,402
   Occupancy expenses                                   154,771        107,728
   Furniture and equipment expense                      102,764         95,830
   Other operating expenses                             640,570        529,072
                                                     -----------    -----------

               Total Noninterest Expense              2,465,252      2,112,295
                                                     -----------    -----------

Net Income before Taxes                               1,936,837      1,802,827
Income Taxes                                            601,452        540,913
                                                     -----------    -----------

Net Income                                            1,335,385      1,261,914

Other  Comprehensive  Income,  Net of Tax
   Net  unrealized  holding  gains (loss)
      arising during period                             (36,754)      (224,135)
                                                     -----------    -----------

Comprehensive Income                                 $1,298,631     $1,037,779
                                                     ===========    ===========

Net Income per Share                                 $     0.44     $     0.42
                                                     ===========    ===========

See notes to consolidated financial statements.

Page 6 of 19
                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                Consolidated Statement of Income and Comprehensive Income

                                   (Unaudited)

                                                    Three Months Ended June 30,
                                                        2000           1999
                                                        ----           ----
Interest Income
   Interest and fees on loans                        $3,622,185     $3,264,726
   Interest on U. S. Government obligations             244,319        223,640
   Interest on State and municipal obligations          107,749        155,471
   Interest on Federal funds sold                        94,548        144,820
   Interest on other securities                           5,795          2,610
                                                     -----------    -----------

               Total Interest Income                  4,074,596      3,791,267

Interest Expense
   Interest on deposits                               1,988,334      1,873,186
                                                     -----------    -----------

Net Interest Income                                   2,086,262      1,918,081
Provision for Loan Losses                                91,579        122,722
                                                     -----------    -----------

               Net Interest Income after Provision    1,994,683      1,795,359

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                          129,886        109,892
   Other operating income                               133,409         80,910
                                                     -----------    -----------

               Total Noninterest Income                 263,295        190,802

Noninterest Expense
   Salaries and wages                                   655,493        572,159
   Employee benefits                                    143,264        124,378
   Occupancy expenses                                    84,565         56,165
   Furniture and equipment expense                       55,926         49,234
   Other operating expenses                             344,829        278,265
                                                     -----------    -----------

               Total Noninterest Expense              1,284,077      1,080,201
                                                     -----------    -----------

Net Income before Taxes                                 973,901        905,960
Income Taxes                                            304,563        270,740
                                                     -----------    -----------

Net Income                                              669,338        635,220

Other  Comprehensive  Income,  Net of Tax
   Net  unrealized  holding  gains (loss)
      arising during period                             (26,009)      (339,556)
                                                     -----------    -----------

Comprehensive Income                                 $  643,329     $  295,664
                                                     ===========    ===========

Net Income per Share                                 $     0.22     $     0.21
                                                     ===========    ===========

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                     Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                       2000           1999
                                                       ----           ----

Cash Flows from Operating Activities                $1,124,284     $ 1,210,815

Cash Flows from Financing Activities
   Decrease in Federal funds purchased              (7,035,000)              -
   Net increase in demand deposits and interest-
      bearing transaction accounts                   3,775,025       4,917,581
   Net increase (decrease) in savings and money
      market deposits                                 (123,471)      2,397,122
   Net increase in certificates of deposit           9,964,379       1,931,398
   Dividends paid                                     (482,493)       (479,594)
   Sale of stock                                        55,934         116,701
   Purchase of stock                                  (155,305)              -
                                                    -----------    ------------

               Total Cash Provided by Financing
                  Activities                         5,999,069       8,883,208

Cash Flows from Investing Activities
   Purchase of securities                             (615,267)     (9,593,846)
   Sale of securities                                4,750,389         146,607
   Maturity of securities                               93,948       3,370,428
   Net increase in loans                            (6,710,083)    (11,498,628)
   Purchase of premises and equipment                 (443,555)       (200,847)
                                                    -----------    ------------

               Total Cash (Used) by
                  Investing Activities              (2,924,568)    (17,776,286)
                                                    -----------    ------------

Increase (Decrease) in Cash and Cash Equivalents    $4,198,785     $(7,682,263)
                                                    ===========    ============
















See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                     Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                  Three Months Ended June 30,
                                                     2000             1999
                                                     ----             ----

Cash Flows from Operating Activities             $   500,177       $   314,448

Cash Flows from Financing Activities
   Net increase in demand deposits and interest-
      bearing transaction accounts                 2,614,763         3,183,690
   Net increase in savings and money market
      deposits                                       519,493           816,448
   Net increase (decrease) in certificates of
      deposit                                      2,605,175          (583,486)
   Purchase of stock                                 (88,680)          (43,150)
                                                  -----------      ------------

               Total Cash Provided by Financing
                  Activities                       5,650,751         3,373,502

Cash Flows from Investing Activities
   Purchase of securities                           (149,809)       (4,598,096)
   Sale of securities                                      -            88,325
   Maturity of securities                             93,948         1,075,428
   Net increase in loans                          (4,344,229)       (6,509,213)
   Purchase of premises and equipment                (56,830)         (166,279)
                                                  -----------      ------------

               Total Cash (Used) by
                  Investing Activities            (4,456,920)      (10,109,835)
                                                  -----------      ------------

Increase (Decrease) in Cash and Cash Equivalents  $1,694,008       $(6,421,885)
                                                  ===========      ============




















See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2000


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

         (j)      Earnings Per Share

                  Earnings per share were computed by using the average shares outstanding for each period presented. The average shares of outstanding stock for the first six months of 2000 and 1999 were 3,010,823.074 and 3,008,376.022 shares, respectively.

                  The Company has a stock option plan for its directors, officers, and employees. As of June 30, 2000, there were
                  133,867 share options that had been granted but were unexercised. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

         (k) Income Taxes. The table below reflects the components of the Net Deferred Tax Asset account as of June 30, 2000:

                  Deferred tax assets resulting from loan
                     loss reserves                                  $450,703
                  Deferred tax liabilities resulting from
                     depreciation                                   (123,990)
                  Unrealized securities losses                       292,891
                  Deferred compensation                               58,914
                                                                    ---------

                               Net Deferred Tax Asset               $678,518
                                                                    =========

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         Six Months Ending June 30:  2000 Versus 1999

         Earnings Summary

                  Net income of $1,335,385 for the first six months of 2000 increased $73,471 or 5.82% as compared to net income of $1,261,914 earned during the first six months of 1999. Earnings per share of $.44 as of June 30, 2000 increased $.02 over the June 30, 1999 level of $.42. The annualized return on average assets of 1.36% increased 2.26% while the annualized return on average equity of 13.08% decreased .15% when comparing first six months of 2000 results with those of first six months 1999.

                  The increase in earnings resulted from a strong loan demand.

         Interest Income and Interest Expense

                  Total interest income of $7,882,852 for the first six months of 2000 increased $416,657 or 5.58% over interest income of $7,466,195 recorded during the first six months of 1999. The major area of increase was in interest earned on loans as management realigned the earning asset mix away from lower earning investments.

                  Total interest expense in the first six months of 2000 increased to a level of $3,836,688. This amounted to an increase of $106,464 or 2.85% over the level reached during the first six months of 1999. This increase in interest expense resulted from deposit growth, as well as the payment of higher interest rates to meet market competition.

         Provision for Loan Losses

                  While the Bank's loan loss experience ratio remains low, management continues to set aside increasing provisions to the loan loss reserve. During the first six months of 2000, the Bank increased the loan loss reserve by $67,120 to a level of $1,589,752 or 1.00% of the outstanding loan balance.

                  At year end 1999, the reserve level amounted to $1,522,632 or 1.00% of the outstanding loan balance net of unearned interest.

         Nonperforming Loans

                  Nonperforming loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. As of June 30, 2000, the Bank had $780,419 in nonperforming loans or .49% of the loan portfolio. The amount of unsecured loans in this category amounted to $4,112.

         Noninterest Income and Noninterest Expense

                  Noninterest income of $483,191 increased $152,421 or 46.08% for the first six months of 2000 as compared to the level of $330,770 reached during the first six months of 1999. The increase resulted from an increase in other operating income as the Bank expands into the Chase City, Clarksville, and Lawrenceville locations.

                  Noninterest expense of $2,465,252 increased $352,957 or 16.71% for the first six months of 2000 as compared to the level of $2,112,295 reached during the first six months of 1999. The increase was also related to additional expenses incurred as the Bank moved into and developed new markets.

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

                  As of June 30, 2000, the Bank had $1,902,489 outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer. Following are the maturities of these instruments as of June 30:

                                2001        $1,885,489
                                2002            16,000
                                2003             1,000


         Liquidity

                  As of the end of the first six months of 2000, $49,401,785 or 31.08% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $19,652,081 in certificates of deposit of $100,000 or more of which $10,602,498 mature in one year or less.

                  Currently, the Bank has a maturity average ratio for the next twelve months of 54.27% when comparing current assets and current liabilities.

                  At year end 1999, $55,137,045 or 39.44% of gross loans were scheduled to mature or were subject to repricing within one year and $13,285,923 in certificates of deposit were scheduled to mature during 2000.

         Capital Adequacy

                  Total shareholder equity was $20,779,466 or 10.35% of total assets as of June 30, 2000. This compared to $20,047,746 or 10.37% of total assets as of December 31, 2000.

                  Primary capital (shareholders' equity plus loan loss reserves) of $22,369,218 represents 11.14% of total assets as of June 30, 2000 as compared to $21,570,378 or 11.16% of total assets as of December 31, 1999.

                  The increase in the equity position resulted from an increase in earnings in the first six months of 2000 versus the first six months of 1999.

         Three Months Ending June 30:  2000 Versus 1999

                  The same operating policies and philosophies discussed in the six month discussion were prevalent throughout the second quarter and the operating results were predictably similar.

         Earnings Summary

                  Net  income  of  $669,338  for  the  second  quarter  of  2000 increased $34,118 or 5.37% as compared to the $635,220 earned during the second quarter of 1999. Earnings per share of $.22 for the second quarter of 2000 increased $.01 or 4.76% when compared to the corresponding period in 1999. The annualized return on average assets was 1.36% and the return on average equity was 13.12% for the second quarter of 1999. This compares to a return on average assets of 1.32% and a return on average equity of 13.48% for the same period in 1999. The increased earnings is an indication of the growth experienced during the second quarter.

         Interest Income and Interest Expense

                  Total interest income of $4,074,596 for the second quarter of 2000 increased $283,329 or 7.47% from the total interest income of $3,791,267 for the corresponding quarter in 1999. The increase resulted primarily from growth in the loan portfolio. Interest and fees on loans amounted to $3,622,185. This represented an increase of $357,459 or 10.95% over the corresponding period in 1999.

                  Interest expense for the second quarter of 2000 increased $115,148 or 6.15% over the same period in 1999. The increase in interest expense reflected the current economic trend of increased interest rates as well as steady deposit growth.

         Provision for Loan Losses

                  During the second quarter, the demand for loans was strong and the level of quality loans continued to increase. During the period, the Bank provided an additional $91,379 to the reserve through its provision for loan losses.

         Loans and Deposits

                  During the second quarter of 2000, net loans grew $4,344,229. This growth results from the Bank's expansion into three new markets in 1999.

                  Deposits increased by $5,739,431 for the three month period ending June 30, 2000. Management feels that the growth in deposits has resulted from an increase in the size of the trade area as well as further penetration into existing market areas through the community bank operating concept.

Item 3   Quantitative and Qualitative Disclosures about Market Risk

                  Through the nature of the banking industry, market risk is inherent in the Bank's operation. A majority of the business is built around financial products, which are sensitive to changes in market rates. Such products, categorized as loans, investments, and deposits are utilized to transfer financial resources. These products have varying maturities, however, and this provides an opportunity to match assets and liabilities so as to offset a portion of the market risk.

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

                                                Fair Value of Financial Assets

                                                  Benchmark Bankshares, Inc.

                                                        June 30, 2000


                                                                                                                    Current
          Categories                 2001          2002         2003         2004          2005      Thereafter      Value
          ----------                 ----          ----         ----         ----          ----      ----------      -----

Loans
    Commercial                    $ 17,202,560  $         -  $         -   $         -  $         -   $        -   $15,710,100
    Mortgage                        28,934,801   20,298,477   22,237,923    23,507,348   22,287,420    6,943,688    96,477,870
    Simple Interest I/L             12,900,254    9,563,532    5,403,800     3,147,272    1,347,272       66,752    27,558,306
    Rule of 78ths I/L                        -            -            -             -            -            -       371,790

Investments
    U. S. Government  Agencies         863,810      863,810    1,849,748     3,261,798    2,917,085    9,523,550     8,838,430
    Municipals
       Nontaxable                      568,586      928,495    1,127,179       888,246      265,436    5,260,660     6,840,577
       Taxable                          61,693       61,693       61,693       571,693       31,450      157,250     1,166,128
    Mortgage Backed Securities         281,169      254,905      231,741       211,217      334,635      631,219     1,665,329

                                                                                                                    Current
          Categories                 2001          2002         2003         2004          2005      Thereafter      Value
          ----------                 ----          ----         ----         ----          ----      ----------      -----

Certificates of Deposits
    < 182 days                     2,615,134             -            -            -             -            -    2,609,327
    182 - 364 days                  5,044,026            -            -            -             -            -    4,989,197
    1 year - 2 years               39,966,173   11,223,178            -            -             -            -   47,763,020
    2 years - 3 years               7,616,342    3,645,927    3,991,968            -             -            -   13,777,347
    3 years - 4 years               1,200,762    1,828,279    3,846,564      378,235             -            -    6,273,383
    4 years - 5 years               1,333,267      540,194      883,172      813,177             -            -    3,110,355
    5 years                         5,978,550    5,351,422    7,356,762   11,439,946    18,675,669            -   39,019,773


                  In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at six and twelve month intervals.

                                         Variable Interest Rate Disclosure

                                             Benchmark Bankshares, Inc.

                                                   June 30, 2000

                                               Valuation of                                    Valuation of
                                           Financial Instruments             No            Financial Instruments
                                          Given an Interest Rate         Change In        Given an Interest Rate
                                       Decrease of (x) Basis Points       Interest     Increase of (x) Basis Points
             Categories                  (200 BPS)       (100 BPS)          Rate          100 BPS        200 BPS
             ----------                  ---------       ---------          ----          -------        -------

Loans
    Commercial                         $          -    $         -      $15,710,100    $         -    $         -
    Mortgage                            101,828,151     99,091,285       96,477,870     93,980,587     91,592,649
    Simple Interest I/L                  28,607,688     28,074,110       27,558,306     27,059,459     26,576,800
    Rule of 78ths I/L                       380,115        375,908          371,790        367,760        363,814

Investments
    U. S. Government Securities          10,371,871      9,606,763        8,838,430      8,065,953      7,288,367
    Municipals
       Nontaxable                         7,289,009      7,059,146        6,840,577      6,632,560      6,434,417
       Taxable                            1,311,551      1,235,780        1,166,128      1,101,999      1,042,861
    Mortgage Backed Securities            1,815,855      1,738,015        1,665,329      1,597,369      1,533,748

Certificates of Deposit
    < 182 days                            2,634,167      2,627,550        2,609,327      2,602,834      2,596,374
    182 - 364 days                        5,013,994      5,001,565        4,989,197      4,976,900      4,964,644
    1 year - 2 years                     48,879,204     48,314,863       47,763,020     47,223,276     46,695,244
    2 years - 3 years                    14,238,364     14,004,423       13,777,347     13,556,858     13,342,692
    3 years - 4 years                     6,570,842      6,419,480        6,273,383      6,132,315      5,996,051
    4 years - 5 years                     3,246,753      3,177,297        3,110,355      3,045,809      2,983,544
    5 years                              41,728,732     40,341,402       39,019,773     37,760,019     36,558,574

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                  June 30, 2000


Part II  Other Information

Item 1            Legal Proceedings

                           None

Item 2            Changes in Securities

                           None

Item 3            Defaults Upon Senior Securities

                           None

Item 4            Submission of Matters to a Vote of Security Holders

                           None

Item 5            Other Information

                     Independent Accountant's Review Report

Item 6            Report on Form 8-K

                           No  reports  on Form 8-K have been  filed  during the
                     quarter ended June 30, 2000.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia

         We have reviewed the accompanying 10Q filing including the balance sheet of Benchmark Bankshares, Inc. (a corporation) as of June 20, 2000 and the related statements of income and cash flows for the three month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Benchmark Bankshares, Inc.

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

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The additional required information included in the 10Q filing for June 30, 2000 is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.



                                      Creedle, Jones, and Alga, P. C.
                                      Certified Public Accountants

August 1, 2000

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                  June 30, 2000


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  August 1, 2000                                     Ben L. Watson, III
                                                          President and CEO


Date:  August 1, 2000                                      Janice W. Pernell
                                                         Cashier and Treasurer