Form 10-Q
period 2000-09-30
BENCHMARK BANKSHARES INC
filed 2000-11-08
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the 9-month period ended September 30, 2000.

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

                                  3,006,221.657

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                Table of Contents

                               September 30, 2000

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

   Item 1            Legal Proceedings

   Item 2            Changes in Securities

   Item 3            Defaults Upon Senior Securities

   Item 4            Submission of Matters to a Vote of Security Holders

   Item 5            Other Information

   Item 6            Report on Form 8K

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet

                                             (Unaudited)            (Audited)
                                            September 30,          December 31,
                                                2000                  1999
                                                ----                  ----

Assets
   Cash and due from banks                  $  4,744,991         $   7,533,280
   Securities
      Federal Agency obligations              13,503,236            13,322,152
      State and municipal obligations          9,047,078            12,590,401
      Mortgage backed securities               1,634,423             2,267,912
      Other securities                           195,490               137,000
      Federal funds sold                       9,444,000                     -

   Loans                                     161,067,532           152,262,727
      Less
         Unearned interest income                (18,199)              (64,643)
         Allowance for loan losses            (1,610,035)           (1,522,632)
                                            -------------         -------------

               Net Loans                     159,439,298           150,675,452

   Premises and equipment - net                3,767,128             3,423,779
   Accrued interest receivable                 1,828,482             1,390,010
   Deferred income taxes                         590,067               642,481
   Other real estate                           1,027,758               667,808
   Other assets                                  701,689               674,670
                                            -------------         -------------

               Total Assets                 $205,923,640          $193,324,945
                                            =============         =============

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet

                                                 (Unaudited)       (Audited)
                                                September 30,     December 31,
                                                    2000             1999
                                                    ----             ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)             $  21,481,038     $  16,213,541
      NOW accounts                                20,284,520        19,905,599
      Money market accounts                        7,716,826         8,046,212
      Savings                                     10,196,676         9,763,624
      Time, $100,000 and over                     19,806,816        16,560,926
      Other time                                 103,349,427        94,250,638
                                               --------------    --------------

               Total Deposits                    182,835,303       164,740,540

   Federal funds purchased                                 -         7,035,000
   Accrued interest payable                          963,810           766,964
   Accrued income tax payable                         20,191            23,005
   Dividends payable                                       -           482,493
   Other liabilities                                 390,607           229,197
                                               --------------    --------------

               Total Liabilities                 184,209,911       173,277,199

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 3,006,221.657 shares
      as of 9-30-00; and authorized
      4,000,000 shares, issued and
      outstanding 3,015,577.591 shares
      as of 12-31-99                                 631,307           633,272
   Capital surplus                                 4,404,068         4,501,508
   Retained earnings                              17,033,964        15,455,510
Unrealized security gains (losses) net of
   tax effect                                       (355,610)         (542,544)
                                                -------------     -------------

               Total Stockholders' Equity         21,713,729        20,047,746
                                                -------------     -------------

               Total Liabilities and
                  Stockholders' Equity          $205,923,640      $193,324,945
                                                =============     =============

Note:  The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.




See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

            Consolidated Statement of Income and Comprehensive Income

                                   (Unaudited)
                                               Nine Months Ended September 30,

                                                    2000              1999
                                                    ----              ----
Interest Income
   Interest and fees on loans                    $10,722,641       $ 9,787,466
   Interest on U. S. Government obligations          737,686           673,369
   Interest on State and municipal obligations       340,546           459,519
   Interest on Federal funds sold                    255,508           363,179
   Interest on other securities                       10,610             2,610
                                                 ------------      ------------

               Total Interest Income              12,066,991        11,286,143

Interest Expense
   Interest on deposits                            5,860,783         5,552,028
   Interest of Federal funds purchased                54,283             9,000
   Interest other                                        659                 -
                                                 ------------      ------------

               Total Interest Expense              5,915,725         5,561,028
                                                 ------------      ------------

               Net Interest Income                 6,151,266         5,725,115

Provision for Loan Losses                            183,189           355,336
                                                 ------------      ------------
               Net Interest Income after
                  Provision                        5,968,077         5,369,779

Noninterest Income
   Service charges, commissions, and fees
      on deposits                                    413,704           332,540
   Other operating income                            312,246           222,185
   (Losses) on sale of securities                     (3,308)             (547)
   (Losses) on sale of other real estate              22,115            (1,354)
                                                 ------------      ------------

               Total Noninterest Income              744,757           552,824

Noninterest Expense
   Salaries and wages                              1,951,824         1,720,572
   Employee benefits                                 431,714           382,193
   Occupancy expense                                 229,272           165,802
   Furniture and equipment expense                   159,425           142,265
   Other operating expense                           953,419           781,821
                                                 ------------      ------------

               Total Noninterest Expense           3,725,654         3,192,653
                                                 ------------      ------------

               Net Income before Taxes             2,987,180         2,729,950

Income Taxes                                         930,443           819,041
                                                 ------------      ------------

Net Income                                         2,056,737         1,910,909

Other  Comprehensive  Income,  Net of Tax
   Net unrealized  holding gains (losses)
      arising during period                          186,934          (389,857)
                                                 ------------      ------------

Comprehensive Income                             $ 2,243,671       $ 1,521,052
                                                 ============      ============

Net Income per Share                             $      0.68       $      0.63
                                                 ============      ============

Comprehensive Income per Share                   $      0.75       $      0.51
                                                 ============      ============

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

            Consolidated Statement of Income and Comprehensive Income

                                   (Unaudited)
                                               Three Months Ended September 30,
                                                     2000               1999
                                                     ----               ----
Interest Income
   Interest and fees on loans                     $3,678,336        $3,383,118
   Interest on U. S. Government obligations          243,241           252,050
   Interest on State and municipal obligations       108,699           156,572
   Interest on Federal funds sold                    149,048            28,208
   Interest on other securities                        4,815                 -
                                                  ----------        -----------

               Total Interest Income               4,184,139         3,819,948

Interest Expense
   Interest on deposits                            2,078,780         1,821,804
   Interest on Federal funds purchased                     -             9,000
   Interest other                                        257                 -
                                                  ----------        -----------

               Total Interest Expense              2,079,037         1,830,804
                                                  ----------        -----------

               Net Interest Income                 2,105,102         1,989,144

Provision for Loan Losses                             55,923           203,717
                                                  ----------        -----------

               Net Interest Income after
                  Provision                        2,049,179         1,785,427

Noninterest Income
   Service charges, commissions, and fees
      on deposits                                    173,928           118,642
   Other operating income                             65,523           104,766
   (Losses) on sale of other real estate              22,115            (1,354)
                                                  ----------        -----------

               Total Noninterest Income              261,566           222,054

Noninterest Expense
   Salaries and wages                                670,161           595,309
   Employee benefits                                 146,230           127,791
   Occupancy expense                                  74,501            58,074
   Furniture and equipment expense                    56,661            46,435
   Other operating expense                           312,849           252,749
                                                  ----------        -----------

               Total Noninterest Expense           1,260,402         1,080,358
                                                  ----------        -----------

               Net Income before Taxes             1,050,343           927,123

Income Taxes                                         328,991           278,128
                                                  ----------        -----------

Net Income                                           721,352           648,995

Other  Comprehensive  Income,  Net of Tax
   Net unrealized  holding gains (losses)
      arising during period                          212,943          (165,722)
                                                  ----------        -----------

Comprehensive Income                              $  934,295        $  483,273
                                                  ==========        ===========

Net Income Per Share                              $     0.24        $     0.22
                                                  ==========        ===========

Comprehensive Income Per Share                    $     0.31        $     0.16
                                                  ==========        ===========

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)


                                               Nine Months Ended September 30,
                                                   2000                1999
                                                   ----                ----

Cash Flows from Operating Activities           $ 1,815,305         $ 1,485,624

Cash Flows from Financing Activities
   Decrease in Federal funds purchased          (7,035,000)                  -
   Net increase in demand deposits and
      interest-bearing transaction accounts      5,646,418           2,691,495
   Net increase in savings and money market
      deposits                                     103,666           2,486,833
   Net increase in certificates of deposit      12,344,679          (1,841,709)
   Net increase in Federal funds purchased               -             504,000
   Dividends paid                                 (963,489)           (961,020)
   Sale of stock                                    55,934             182,176
   Purchase of stock                              (155,339)                  -
                                               ------------        ------------

               Net Cash Provided by Financing
                  Activities                     9,996,869           3,061,775

Cash Flows from Investing Activities
   Purchase of securities                         (790,267)         (9,593,846)
   Sale of securities                              260,349             346,568
   Maturity of securities                        4,750,389           3,370,428
   Net increase in loans                        (8,851,249)        (14,242,340)
   Purchases of premises and equipment            (525,685)           (261,488)
   Decrease (Increase) of other real estate              -             191,350
                                               ------------        ------------

               Net Cash (Used) by Investing
                  Activities                    (5,156,463)        (20,189,328)
                                               ------------       -------------

Increase (Decrease) in Cash and Cash
   Equivalents                                   6,655,711         (15,641,929)

Beginning Cash and Cash Equivalents              7,533,280          22,650,130
                                               ------------       -------------

Ending Cash and Cash Equivalents               $14,188,991        $  7,008,201
                                               ============       =============

Supplemental Data
   Interest paid                               $ 5,718,879        $  5,607,424
   Income taxes paid                               933,257             776,847

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                               Three Months Ended September 30,
                                                    2000                1999
                                                    ----                ----

Cash Flows from Operating Activities            $   691,021         $   274,809

Cash Flows from Financing Activities
   Net increase in demand deposits and
      interest-bearing transaction accounts       1,871,393          (2,226,086)
   Net increase in savings and money market
      deposits                                      227,137              89,711
   Net increase (decrease) in certificates
      of deposit                                  2,380,300          (3,773,107)
   Net increase in Federal funds purchased                -             504,000
   Dividends paid                                  (480,996)           (481,426)
   Sale of stock                                          -              65,475
   Purchase of stock                                    (34)                  -
                                                ------------        -----------

               Net Cash Provided (Used) by
                  Financing Activities            3,997,800          (5,821,433)

Cash Flows from Investing Activities
   Purchase of securities                          (175,000)                  -
   Sale of securities - paydowns                    166,401             199,961
   Net increase in loans                         (2,141,166)         (2,743,712)
   Purchase of premises and equipment               (82,130)            (60,641)
   (Increase) Decrease of other real estate               -             191,350
                                                ------------        -----------

               Net Cash (Used) by Investing
                  Activities                     (2,231,895)         (2,413,042)
                                                ------------        -----------

Increase (Decrease) in Cash and Cash
   Equivalents                                    2,456,926          (7,959,666)

Beginning Cash and Cash Equivalents              11,732,065          14,967,867
                                                ------------        -----------

Ending Cash and Cash Equivalents                $14,188,991         $ 7,008,201
                                                ============        ===========

Supplemental Data
   Interest paid                                $ 2,027,419         $ 1,843,077
   Income taxes paid                                340,753             492,329




See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 2000



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

         (i)      Earnings Per Share

                           Earnings per share were computed by using the average
                  shares outstanding for each period presented. The 2000 average shares have been adjusted to reflect the buy back of 16,932 shares of common stock by the Company and the sale of 7,586 shares of the Company's common stock through the employee stock option plan during the first nine months of 1999. The 1999 average shares have been adjusted to reflect the sale of 15,947.619 shares through the dividend reinvestment program and the stock option plan. The average shares of outstanding stock for the first nine months of 2000 and 1999 were 3,009,283.402 shares and 3,010,698.875 shares, respectively.

                           As of September 30, 2000, the Company had outstanding
                  granted options to purchase 145,867 shares of Benchmark Bankshares, Inc. stock to employees and directors under two separate incentive stock plans. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

         (j)      Cash and Cash Equivalents

                  The term cash as used in the Condensed Consolidated Statement of Cash Flows refers to all cash and cash equivalent investments. For purposes of the statement, Federal funds sold, which have a one day maturity, are classified as cash equivalents.

         (k) Income Taxes. The table below reflects the components of the Net Deferred Tax Asset account as of September 30, 2000:

                        Deferred Tax Assets
                           Resulting from
                              Loan loss reserves               $457,329
                              Deferred compensation              71,857
                              Unrealized security losses        183,193
                        Deferred Tax Liabilities
                           Resulting from
                              Depreciation                     (122,312)
                                                               ---------

                                   Net Deferred Tax Asset      $590,067
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

         Nine Months Ending September 30:  2000 Versus 1999

         Earnings Summary

                  Net income of $2,056,737 for the first nine months of 2000 increased $145,828 as compared to net income of $1,910,909 earned during the first nine months of 1999. Earnings per share of $.68 as of September 30, 2000 increased $.05 over the September 30, 1999 level of $.63. The annualized return on average assets of 1.37% increased .7% while the annualized return on average equity of 13.13% increased .7% when comparing first nine months 2000 results with those of first nine months 1999.

                  The increase in earnings resulted from several factors. The Bank experienced greater net interest income by $115,958. This increase when combined with a lower expense to loan loss reserves more than offset the increase of $171,598 in operating expenses.

         Interest Income and Interest Expense

                  Total interest income of $12,066,991 for the first nine months of 2000 increased $780,848 or 6.9% over interest income of $11,286,143 recorded during the first nine months of 1999. The area of increase was from interest and fees on loans which increased $935,175. The increase resulted from a strong loan demand which dictated a liquidation of portfolio holdings to help fund the loans. Interest on investments declined $154,327 as liquid investment assets were shifted to loans.

                  Total interest expense in the first nine months of 2000 increased to a level of $5,915,725. This amounted to an increase of $354,697 or 6.4% over the level reached during the first nine months of 1999. This increase in interest expense resulted from deposit growth as well as an increase in deposit rates.

         Provision for Loan Losses

                  While the Company's loan loss experience ratio remains low, management continues to set aside increasing provisions to the loan loss reserve. During the first nine months of 2000, the loan loss reserve has increased by $87,403 to a level of $1,610,035 or 1.0% of the outstanding loan balance. While the Bank has contributed $183,189 during the year, net charge-offs have amounted to $95,786.

                  At year end 1999, the reserve level amounted to $1,522,632 or .89% of the outstanding loan balance net of unearned interest.

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

                  As of September 30, 2000, the Bank had $439,816 or .2% of the loan portfolio classified as non-accrual loans.

         Noninterest Income and Noninterest Expense

                  Noninterest income of $744,757 increased $191,933 or 34.7% for the first nine months of 2000 as compared to the level of $552,824 reached during the first nine months of 1999. The increase primarily resulted from an increase in other operating income indicating an increase in customers served as the Bank continued to expand its trade area through branches and ATM activity.

                  Noninterest expense of $3,725,654 increased $533,000 or 16.7% for the first nine months of 2000 as compared to the level of $3,192,653 reached during the first nine months of 1999. Additional staffing requirements due to the opening of two branches and a loan production office resulted in salaries and benefits increasing by $231,252.

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

                  As of September 30, 2000, the Bank had $1,979,289 outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer. The maturities of these instruments are as follows:

                                2001    $1,978,289
                                2002             -
                                2003         1,000

         Liquidity

                  As of the end of the first nine months of 2000, $51,574,212 or 32.02% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $19,806,816 in certificates of deposit of $100,000 or more of which $10,920,147 mature in one year or less.

                  Currently, the Bank has a maturity average ratio for the next twelve months of 50.2% when comparing assets and deposits.

                  At year end 1999, $55,137,045 or 39.44% of gross loans were scheduled to mature or were subject to repricing within one year and $13,285,923 in certificates of deposit were scheduled to mature during 2000.

         Capital Adequacy

                  Total stockholder equity was $21,713,729 or 10.5% of total assets as of September 30, 2000. This compared to $20,047,746 or 10.4% of total assets as of December 31, 1999.

                  Primary capital (stockholders' equity plus loan loss reserves) of $23,323,764 represents 11.3% of total assets as of September 30, 2000 as compared to $21,570,378 or 11.16% of total assets as of December 31, 1999.

                  The increase in the equity position resulted from the sale of additional stock through the Stock Option Plans as well as an increase in earnings in the first nine months of 2000 versus the first nine months of 1999. The impact of these sales was somewhat offset by a buy-back of Company stock amounting to 16,932 shares.

         Three Months Ending September 30:  2000 Versus 1999

                  The same operating policies and philosophies discussed in the nine month discussion were prevalent throughout the third quarter and the operating results were predictably similar.

         Earnings Summary

                  Net income of $721,352 for the third quarter of 2000 increased $72,357 or 11.2% as compared to the $648,995 earned during the third quarter of 1999. Earnings per share of $.24 for the third quarter of 2000 increased $.02 or 9.1% when compared to the corresponding period in 1999. The annualized return on average assets was 1.41% and the return on average equity was 13.58% for the third quarter of 2000. This compares to a return on average assets of 1.35% and a return on average equity of 13.11% for the same period in 1999.

                  The decreased earnings reflect an increase in operating cost as the Bank begins a new initiative for growth into an expanded trade area.

         Interest Income and Interest Expense

                  Total interest income of $4,184,139 for the third quarter of 2000 increased $364,191 or 9.5% from the total interest income of $3,819,948 for the corresponding quarter in 1999. The increase resulted from growth in the loan portfolio as loan demand was strong during the period. Interest and fees on loans amounted to $3,678,336. This represented an increase of $295,218 or 8.7% over the corresponding period in 1999.

                  Interest expense for the third quarter of 2000 increased $248,233 or 13.6% over the same period in 1999. The increase in interest expense reflected the higher interest cost during the period.

         Provisions for Loan Losses

                  The third quarter results reflect a strong demand for loans. During the period, the Bank provided an additional $55,923 to the reserve through its provision for loan loss.

         Loans and Deposits

                  During the third quarter of 2000, net loans grew $2,141,166 or 5.4% annualized. This growth resulted from the continued strong loan demand experienced throughout the Company's trade area. The strong loan demand also allowed the Bank to increase the quality of the loan portfolio by increasing the loan acceptance criteria.

                  Deposits decreased by $4,478,830 or 11.3% annualized for the three month period ending September 30, 2000. The decline in deposits is mainly a result of local municipalities reducing their deposit balance reserves.

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

                         Fair Value of Financial Assets

                           Benchmark Bankshares, Inc.

                               September 30, 2000

                                                                                                                     Current
          Categories                2001         2002           2003          2004          2005       Thereafter     Value
          ----------                ----         ----           ----          ----          ----       ----------     -----

Loans
    Commercial                 $ 14,468,896   $         -   $         -   $         -   $         -   $        -   $14,468,896
    Mortgage                     27,630,667    20,708,452    27,630,667    23,923,487    18,786,173    6,849,743    97,894,569
    Simple Interest I/L          12,900,254     9,563,532     5,403,800     3,147,272     1,322,429       66,752    27,186,151
    Rule of 78ths I/L               328,089       110,856        21,592         1,924             -            -       397,902

Investments
    U. S. Government  Agencies      863,810       863,810     1,849,748     4,761,798     1,857,085    8,848,155    13,312,370
    Municipals
       Nontaxable                   725,213       930,623     1,591,366       273,749       273,749    5,283,204     8,074,604
       Taxable                       61,693        61,693        61,693       571,693        31,450      657,250       947,496
    Mortgage Backed Securities      276,602       250,775       227,733       207,102       326,504      811,508     1,634,423

                                                                                                             Current
          Categories               2001        2002         2003         2004       2005      Thereafter      Value
          ----------               ----        ----         ----         ----       ----      ----------      -----

Certificates of Deposits
    < 182 days                  3,096,515            -           -           -            -            -    3,096,515
    182 - 364 days              5,126,129            -           -           -            -            -    5,126,129
    1 year - 2 years           41,530,010   10,931,319           -           -            -            -   49,018,969
    2 years - 3 years           6,800,240    8,021,766     263,957           -            -            -   13,772,258
    3 years - 4 years           1,357,397    1,802,801   3,803,813     355,798            -            -    6,344,888
    4 years - 5 years             963,241      546,674   1,005,227     991,674            -            -    3,009,853
    5 years                     5,656,213    4,347,013   9,722,178   9,228,051   20,675,519            -   39,522,324


In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at six and twelve month intervals.

                        Variable Interest Rate Disclosure

                           Benchmark Bankshares, Inc.

                               September 30, 2000


                                          Valuation of Securities            No           Valuation of Securities
                                          Given an Interest Rate         Change In         Given an Interest Rate
                                       Decrease of (x) Basis Points       Interest      Increase of (x) Basis Points
             Categories                  (200 BPS)       (100 BPS)          Rate          100 BPS         200 BPS
             ----------                  ---------       ---------          ----          -------         -------

Loans
    Commercial                        $ 14,771,733     $ 14,635,588     $14,468,896     $14,338,251     $14,241,806
    Mortgage                           103,259,279      100,518,920      97,894,569      95,379,889      92,968,960
    Simple Interest I/L                 28,208,974       27,689,004      27,186,151      26,699,637      26,228,731
    Rule of 78ths I/L                      407,416          402,604         397,902         395,305         388,811

Investments
    U. S. Government Securities         14,493,332       13,886,137      13,312,370      12,769,843      12,256,520
    Municipals
       Nontaxable                        8,825,890        8,438,655       8,074,604       7,732,075       7,409,551
       Taxable                           1,029,375          987,308         947,496         909,793         874,067
    Mortgage Backed Securities           1,763,487        1,697,149       1,634,423       1,575,071       1,518,871

Certificates of Deposit
    < 182 days                           3,111,901        3,104,189       3,096,515       3,088,879       3,081,280
    182 - 364 days                       5,134,809        5,130,465       5,126,129       5,121,800       5,117,478
    1 year - 2 years                    50,155,246       49,580,780      49,018,969      48,469,408      47,931,707
    2 years - 3 years                   14,185,678       13,976,279      13,772,258      13,573,426      13,379,599
    3 years - 4 years                    6,640,804        6,490,243       6,344,888       6,204,507       6,068,879
    4 years - 5 years                    3,156,849        3,081,935       3,009,853       2,940,465       2,873,639
    5 years                             42,315,444       40,884,759      39,522,324      38,224,146      36,986,504

Only financial instruments that do not have daily price adjustment capabilities are herein presented.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                               September 30, 2000


         Part II  Other Information

         Item 1            Legal Proceedings

                                    None

         Item 2            Changes in Securities

                                    None

         Item 3            Defaults Upon Senior Securities

                                    None

         Item 4            Submission of Matters to a Vote of Security Holders

                                    None

         Item 5            Other Information

                                    Independent Accountant's Review Report

         Item 6            Report on Form 8-K

                                    No  reports  on Form  8-K  have  been  filed
                           during the quarter ended September 30, 2000.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia

         We have reviewed the accompanying 10Q filing including the balance sheet of Benchmark Bankshares, Inc. (a corporation) as of September 30, 2000 and the related statements of income and cash flows for the nine months and three months periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Benchmark Bankshares, Inc.

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

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The additional required information included in the 10Q filing for September 30, 2000 is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.



                                       Creedle, Jones, and Alga, P. C.
                                       Certified Public Accountants

November 8, 2000

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                               September 30, 2000

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Benchmark Bankshares, Inc.

                                  (Registrant)

Date:  November 6, 2000                                   Ben L. Watson, III
                                                          ------------------
                                                           President and CEO






Date:  November 6, 2000                                    Janice W. Pernell
                                                           -----------------
                                                         Cashier and Treasurer