Form 10-K
period 2000-12-31
BENCHMARK BANKSHARES INC
filed 2001-03-22
CIK 804563

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000.

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from _____________ to
      _____________.

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

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, Par Value $.21 a share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if the disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of March 1, 2001, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $26,992,963.

The number of shares outstanding of the registrant's common stock, $.21 par value was 2,999,218.132 at March 1, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           Benchmark Bankshares, Inc.

                                Table of Contents


                                                                      Page No.

Part I
     Item 1.      Business                                                   3
     Item 2.      Properties                                                 6
     Item 3.      Legal Proceedings                                          7
     Item 4.      Submission of Matters to a Vote of Security Holders        7

Part II
     Item 5.      Market for Registrant's Common Equity and Related
                     Stockholder Matters                                     8
     Item 6.      Selected Financial Data                                   10
     Item 7.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    11
     Item 7A.     Quantitative and Qualitative Disclosures About
                     Market Risk                                            35
     Item 8.      Financial Statements and Supplementary Data               35
     Item 9.      Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure                 64

Part III
     Item 10.     Directors and Executive Officers of the Registrant        65
     Item 11.     Executive Compensation                                    66
     Item 12.     Security Ownership of Certain Beneficial Owners
                     and Management                                         67
     Item 13.     Certain Relationships and Related Transactions            69

Part IV
     Item 14.     Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K                                70

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

         At December 31, 2000, the Company and its subsidiary employed 91 full-time and 20 part-time persons.

Benchmark Community Bank

         The Bank opened for business on September 8, 1971 under its original name of The Lunenburg County Bank. It started business in temporary quarters and in 1974 moved to its present location at 100 South Broad Street, Kenbridge, Virginia 23944.

         Also in 1974, the Bank opened its first full-service branch in the Town of Victoria, Virginia. Today, the Bank has nine full-service branch offices in the Towns of Kenbridge and Victoria in Lunenburg County, the Town of Farmville (two offices) in Prince Edward County, the Town of Crewe in Nottoway County, the Towns of South Hill, Clarksville, and Chase City in Mecklenburg County, and the Town of Lawrenceville in Brunswick County. All offices are located in the State of Virginia.

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

Competition

         The Bank encounters strong competition for its banking services within its primary market area. There are eight commercial banks actively engaged in business in the market area, including five major statewide banking organizations. The Bank is the only community bank actively engaged in business in Lunenburg and Brunswick Counties, and one of two such banks in the Town of Farmville, Prince Edward County, and one of three community banks in Mecklenburg County. Finance companies, mortgage companies, credit unions, and savings banks also compete with the Bank for loans and deposits. In addition, in some instances, the Bank must compete for deposits with money market mutual funds that are marketed nationally.

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

Restrictions

Investments

         As required by the Virginia Security for Public Deposits Act, the Bank has pledged $4,905,625 at cost of its investment portfolio to safeguard State and local municipalities' deposits as of December 31, 2000.

         By virtue of the Bank holding deposits for the Federal government, it is subject to Section 31CFR202 of the Code of Federal Regulation, which requires, in part, the collateralization of Federal deposits. As of December 31, 2000, the Bank had $316,971 pledged for Federal deposits.

         The Bank is required by Section 19 of the Federal Reserve Act to maintain a certain level of reserves consisting of cash and other liquid assets in proportion to types of deposit accounts held. At year end 2000, the Bank's vault cash met the statutory requirement so designated by the Act.

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

Executive Officers

         For information concerning the Executive Officers of the Company, refer to Item 10 found on pages 65 and 66 of this report.

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

         The Farmville branch office, which opened in June of 1989, contains approximately 1,650 square feet of floor space and is a leased facility. The Bank signed a new lease effective October 15, 1998. The lease has a five year original term with five additional options to renew for additional twelve month terms. The current monthly lease amount as of December 31, 2000 was $1,150. The office contains three teller windows. Currently, the office has no drive-up window. The Bank added a third office to the Branch in 1998.

         The South Hill office, which opened for business in September, 1989, is also housed in a leased facility. During 1997, the Bank renegotiated its lease to extend the agreement to June 30, 2000. The lease provides for renewal options of twelve month periods for an additional five years. The current monthly lease amount as of December 31, 2000 was $1,250. This amount can be renegotiated in June of 2001. This office contains approximately 2,900 square feet of floor space and operates four teller windows, a drive-up window, which serves two lanes of traffic, and an automatic-teller machine.

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

         In Chase City, the Bank as of the end of the year rented temporary quarters on Main Street. This facility serves as a loan production office and a limited depository. Additionally, the Bank has purchased property that was formally a banking office. The Bank has remodeled the facility and opened a full-service office in January of 2001. The new branch building consists of 2,142 square feet and contains a lobby, teller windows, a drive-up unit, and automatic-teller machine. The facility is constructed of brick and is situated in a shopping center on the north side of town.

         The Bank leases office space on Virginia Avenue in Clarksville. The office which includes a reception area, a loan office, and a conference room is used as a loan production and limited depository office. The Bank has also purchased property on College Avenue for a potential site of a full-service branch.

         During 1999, the Bank began operating a full-service bank in a temporary facility in Lawrenceville. In 2000, the Bank moved to a permanent banking facility which is a one story brick building. The facility contains 2,021 square feet on the ground level which houses a lobby, teller stations, a drive-up window, and an automatic-teller machine. There is also a full basement which is currently being utilized for storage.

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

         The following table sets forth information concerning the closing market price of the stock since its initial listing:

                                Bid Price
                             of Common Stock

         2000

First Quarter                      $9.00
Second Quarter                      8.88
Third Quarter                       9.75
Fourth Quarter                      9.25

          1999

First Quarter                     $12.50
Second Quarter                     12.75
Third Quarter                      12.00
Fourth Quarter                     10.75

         1998

First Quarter(1)                  $19.00
Second Quarter(1)                  19.00
Third Quarter(1)                   15.50
Fourth Quarter                     13.75

        1997(1)

First Quarter                     $ 8.88
Second Quarter                      9.63
Third Quarter                      12.50
Fourth Quarter                     15.50

        1996(1)

First Quarter                     $ 7.88
Second Quarter                      8.38
Third Quarter                       8.38
Fourth Quarter                      8.63


         During 2000, the Company declared a $.16 per share semi-annual dividend in June and $.18 per share semi-annual dividend in December. The semi-annual dividends declared in 1999 amounted to $.16 per share in June and $.16 per share in December.

         As of December 31, 2000, there were 978 stock certificates issued to holders of record.

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

         As of December 31, 2000, there has been no issuance of preferred stock as authorized in the Articles of Incorporation.

ITEM 6      SELECTED FINANCIAL DATA
                                           Years Ended December 31,
                                  2000      1999      1998      1997      1996
                                  ----      ----      ----      ----      ----
                             (In thousands of dollars, except per share amounts)

Interest income                 $16,422   $15,126   $14,328   $13,653   $12,729
Interest expense                  8,002     7,376     7,006     6,508     6,162
                                -------   -------   -------   -------   -------
Net interest income               8,420     7,750     7,322     7,145     6,567
Provision for loan losses           201       606       357       360       295
Other operating revenue           1,006       742       647       586       565
Other operating expense           5,069     4,317     3,825     3,600     3,327
                                -------   -------   -------   -------   -------

    Income Before Income Taxes    4,156     3,569     3,787     3,771     3,510

Income Taxes                      1,311     1,057     1,143     1,192     1,064
                                -------   -------   -------   -------   -------

Net Income                        2,845     2,512     2,644     2,579     2,446

Per Share Data (1) (2)
   Net income                      0.95      0.83      0.89      0.88      0.85
   Cash dividends declared         0.34      0.32      0.31      0.29      0.24

Balance Sheet Amounts
   (at end of period)
      Total assets              205,253   193,324   185,381   158,735   150,908
      Total loans (3)           163,038   150,675   133,033   125,422   118,864
      Total deposits            181,197   164,741   164,892   140,742   135,360
      Total equity               22,185    20,048    19,015    16,652    14,362

Book value per share
(at end of period) (2)             7.38      6.65      6.34      5.66      4.96

Selected Financial Ratios
(as a percentage)
   Net income to average equity   14.89     13.30     15.65     17.31     17.91
   Net income to average assets    1.42      1.31      1.53      1.66      1.70
   Loans to deposits (4)          90.90     92.39     81.62     90.10     88.70
   Primary capital to total
      assets (at end
      of period) (5)              11.46     10.65     10.95     10.99      9.25
   Net interest yield (6)          4.50      4.33      4.54      4.90      4.57
   Allowance for loan losses to
      loans (at end of
      period) (7)                  1.01      1.00      1.16      1.00      1.00
   Nonperforming loans to loans
      (at end of period) (8)       0.92      1.04      1.05      1.12      1.02
   Net charge offs to average
      loans (4)                    0.04      0.45      0.15      0.14      0.11

(1) Average shares outstanding.
(2) 1996 adjusted for a 2 for 1 stock split occurring on October 2, 1997.
(3) Total loans net of unearned discount on installment loans and reserve for loan losses.
(4) For purposes of this ratio, loans represent gross loans less unearned interest income.
(5) Equity exclusive of unrealized securities gains plus allowance for loan loss less the deferred taxes related to loan losses to assets.
(6) Net interest income to total average earning assets.
(7) The difference of gross loans minus unearned interest income divided into the allowance for loan losses.
(8) Nonperforming loans are loans accounted for on a nonaccrual basis and loans which are contractually past due 90 days or more. Average loans are gross average loans minus the average unearned interest income.

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

Overview

         The Company continued to grow through its subsidiary, Benchmark Community Bank, as the Bank reached out to serve an extended trade area. The Bank experienced steady growth in loans and deposits which led to record levels of interest earned and increased net interest margins. A majority of the growth resulted from the Bank converting its three loan production offices in Lawrenceville, Clarksville, and Chase City into full-service banking facilities.

A Comparison of 2000 Versus 1999

Results of Operations and Financial Conditions

         Net income of $2,845,061 in 2000 increased $333,554 or 13.28% from net income of $2,511,507 in 1999. Earnings per share of $.95 in 2000 increased $.12 or 14.46% from earnings per share of $.83 in 1999.

         Growth in deposits with a corresponding but lesser growth in loans resulted in a decline in the loan to deposit ratio to 90.90% from 92.39% for the previous year. Deposits increased $16,456,277 or 9.99% while gross loans grew $12,508,203 or 8.18%.

         In 2000, the Bank achieved a return on average assets of 1.42% as compared to a 1.31% return on average assets in 1999. The higher rate of return was a result of profitable growth in loans and deposits that pushed the net interest spread up to 4.18% on interest sensitive instruments.

         The year ended 2000 reflected an increase in return on equity as net income to average equity rose to 14.89% as compared to the 1999 level of 13.30%. The higher rate of return resulted from not only increases in earnings but also a decrease in outstanding shares of common stock as the Company initiated a stock buyback program.

Net Interest Income

         Net interest income of $8,419,817 in 2000 reflected an increase of $670,658 or 8.65% over net interest income of $7,749,159 in 1999.

         Total interest income of $16,421,718 in 2000 grew by $1,296,178 or 8.57% over total interest income of $15,125,540 in 1999. Total interest expense of $8,001,901 in 2000 reflected an increase of $625,520 or 8.48% over total interest expense of $7,376,381 in 1999.

         The increase in interest income resulted from a significant increase in loans rather than being a function of rate increases. (Refer to Table D, "Analysis of Changes in Net Interest Income," for an analysis of the impact of volume and rate.)

         Even though the Bank remained competitive in the marketplace, the Bank was able to increase loan rates by an average of 3 basis points. During the same period of time, deposit rates increased on average by 22 basis points as slightly higher market rates were the norm for the industry. (Refer to Table C, "Interest Rates Earned and Paid," for further analysis of interest rate activity.)

Loans

         The Bank utilizes the following types of loans in servicing the trade area:

          Commercial (Time and Demand)                  12.03%
          Consumer (Installment)                        16.70%
          Real Estate (Construction)                      .74%
          Real Estate (Mortgage)                        70.53%

         These types of loans have traditionally provided the Bank with a steady source of quality interest-earning assets. The maturities of these loans range from commercial loans and real estate construction loans maturing in less than one year to installment and real estate credits that may exceed five years. With the exception of home equity loans which are short-term in nature, mortgage loans, which represent 70.53% of the portfolio, are typically fifteen to twenty year payback loans with three to five year balloon options. By setting maturities of loans for a short-term, the Bank can effectively manage its asset/liability mix, as most deposit accounts mature in one year or less.

Allowance for Loan Losses

         The 2000 year ending level of the allowance for loan losses amounted to $1,667,723. This amount represented an increase of $145,091 or 9.53% over the 1999 level of $1,522,632. Loans collateralized by real estate represented a majority of the loans. By obtaining a high degree of collateral, the Bank has avoided a portion of credit risk; however, the Bank constantly monitors its loan portfolio for credit weaknesses. As of the year end 2000, the Bank's allowance for loan losses represented 1.01% of gross loans.

         The Bank incurred net charge offs for loan losses for the year of $56,096. As a result of the low level of net charge offs, the current year provision was $404,843 lower when compared to the prior year. The year 2000 level represented a 66.80% decrease over the amount expended in 1999.

Noninterest Income and Noninterest Expense

         Total noninterest income, i.e., fees charged for customer services, for 2000 was $1,006,638. This represents an increase of $264,266 or 35.60% over the 1999 level of $742,372. The increase was directly related to an increase in other operating income as the Bank continued to experience the effect of diversification into the area of investments, expanded automatic-teller machine markets, and the increase in full-service branches in the extended trade area.

         Total noninterest expense in 2000 of $5,068,832 reflects an increase of $751,689 or 17.41% over the 1999 level of $4,317,143. The increase resulted from normal increases in operations and salaries and benefits, as the Bank's three loan production offices converted to full-service banking offices.

Premises and Equipment

         The Bank's premises and equipment increased $604,714 during the year.

                 Increase in Capitalized Premises and Equipment
                            (in thousands of dollars)


                                                                   Equipment,
                                                   Leasehold     Furniture, and
Office/Area                   Land     Building   Improvements      Fixtures

Kenbridge                   $      -   $      -       $  -          $ 11,045
Victoria                           -          -          -            12,397
Farmville #1                       -          -          -             4,140
South Hill                         -          -        869            16,027
Farmville #2                       -          -          -             8,613
Crewe                              -          -          -             4,638
Lawrenceville                 82,500    232,367          -           142,107
Clarksville                   35,558          -          -             3,904
Chase City                         -          -          -            21,476
Construction in Progress -
   Net                             -     29,073          -                 -
                            --------   --------       ----          --------

     Total                  $118,058   $261,440       $869          $224,347
                            ========   ========       ====          ========

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

         For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains and losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The impact of this unrealized loss on securities negatively impacted stockholders' equity in the amount of $.04, therefore, affecting the book value of the Company's stock. The book value per share of the stock inclusive of the FAS 115 adjustment was $7.38, while the book value per share is $7.42 when reported exclusive of the FAS 115 impact.

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

         As of December 31, 2000, the Bank had $1,397,471 in outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

         At current year end, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, and unfunded business loans. The total amount of these commitments amounted to $22,875,073.

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

Liquidity

         The Bank's funding requirements are supplied by a wide range of traditional banking sources, including various types of demand, money market, savings, certificates of deposit, and Federal funds purchased. Large certificates of deposit of $100,000 or more increased by $2,803,185 or 16.93% in 2000. These deposits currently represent 10.69% of the total deposit base. The Bank feels that the large certificates are more of a function of customer service than a competitive bid situation. The amount of these certificates of deposit maturing during 2001 is $10,453,237, while $8,910,874 matures between one and five years.

         A GAP analysis is presented in Table L. This analysis reflects the difference between maturing and repricing of interest-earning assets and interest-bearing liabilities. A positive gap indicates more assets are maturing than liabilities. Conversely, a negative gap indicates more liabilities mature than assets during a given period. Assets classified as immediately maturing are those assets which can be repriced or converted to cash immediately upon demand. Liabilities classified as immediately maturing are those which can be withdrawn on demand except that the Bank has assigned a 90% retention rate on core deposits. The GAP analysis shows a net negative gap of $3,911,000 when immediately maturing interest-bearing liabilities are deducted from immediately maturing interest-earning assets. The cumulative gap increases to a negative gap of $13,986,000 when comparing assets and liabilities maturing up to one year; however, the cumulative gap shifts to a positive position of $28,475,000 for over five years. The deficit gap results from the customer preference for short-term liquidity in the current period of fluctuating rates, which affects not only deposits but also callable investments.

         The nature of the large gap deficit is an industry-wide situation that is typical of the banking industry where a bulk of the assets is financed by short-term deposits. To further compound the situation, Bank customers have shown a preference for longer terms on loans versus deposits as financial rates fluctuate.

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

         The GAP model does not consider the impact of core deposit loyalty. Management feels that these core deposits along with the highly marketable securities available will provide sufficient reserves to fund any short-term loss of deposits. As mentioned previously, management has factored in an anticipated retention level for core deposits.

Capital Resources and Adequacy

         In the past, the Company has blended internally generated retained earnings with capital stock sales to maintain a strong capital position necessary to support future growth.

         The Company began a capital buyback program during 1999. Through this program, the Company has repurchased 16,932 shares of stock amounting to $155,297 during the year of 2000. The Company continued to experience strong earnings through the operation of the Bank. Through earnings, the Company generated an additional $1,820,232 in capital. This activity, plus the sale of $55,985 common stock through the stock option plan, raised year end capital exclusive of unrealized security gains net of tax effect to a level of $22,316,522 or an 8.38% increase over the 1999 year ending level of $20,590,290.

         The primary capital to total assets ratio stands at 10.81% as of December 31, 2000. This amount is well above current industry standards. Refer to Item 14(d)(5) for additional capital ratio analysis. Due to the increase in earnings, subsequent earnings retention, and sale of common stock, the Company's capital position was strengthened and, as a result, the Company remains well capitalized for the banking industry even after initiating a stock buyback program.

         Pursuant to regulations of the Federal Reserve Board, the Company is required to maintain certain minimum levels of capital in its bank subsidiary. At December 31, 2000, the Bank maintained the following capital ratios:

          Total Capital to Risk Weighted Assets         13.07%
          Tier I Capital to Risk Weighted Assets        11.97%
          Tier I Capital to Total Book Assets            8.73%

         These ratios exceed the minimum ratios required by regulatory authorities for the Bank to be considered well capitalized.

Inflationary Factors

         The Bank's earnings are greatly impacted by inflation and the actions of the Federal Reserve Board. The year 2000 was a period of rising interest rates as the Federal Reserve attempted to slow down the economy by raising the Federal discount window rate. The interest spread margin for the year was 4.18% versus a 4.12% margin spread for 1999. Refer to Table C.

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

         At year end 2000, the loan-to-deposit ratio remained strong as loan and deposit growth grew at parallel rates.

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

         With the expansion of the trade area through three new locations, the Bank has increased its loan portfolio as well as its deposit base. With the conversion of the three loan production offices into full-service branches in 2000, management intends to follow the successful pattern of the 1989 expansion project by developing new loan and deposit markets and new products to compete in the Bank's defined financial marketplace.

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

                 Increase in Capitalized Premises and Equipment
                            (in thousands of dollars)


                                                                    Equipment,
                                                   Leasehold     Furniture, and
Office/Area                   Land     Building   Improvements      Fixtures

Kenbridge                   $      -   $      -     $     -         $ 30,795
Victoria                           -          -           -           13,720
Farmville #1                       -          -           -           20,408
South Hill                         -          -           -           46,841
Farmville #2                       -          -           -            3,603
Crewe                              -          -           -            6,509
Chase City                         -          -           -            2,565
Clarksville                  110,429     50,000           -           11,602
Lawrenceville                      -          -           -           10,541
Construction in Progress           -    187,969           -                -
                            --------   --------     -------         --------

     Total                  $110,429   $237,969     $     -         $146,584
                            ========   ========     =======         ========

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

         The Company began a capital buyback program during 1999. Through this program, the Company has repurchased 21,300 shares of stock amounting to $267,094. The Company continued to experience strong earnings through the operation of the Bank. Through earnings, the Company generated an additional $712,586 in capital. This activity, plus the net sale of $457,857 common stock through the dividend reinvestment plan and the stock option plan, raised year end capital exclusive of unrealized security gains net of tax effect to a level of $20,590,290 or a 9.22% increase over the 1998 year ending level of $18,852,113.

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

TABLE A.  COMPARATIVE SUMMARY OF EARNINGS
                                           Years Ending December 31,
                                      2000            1999           1998
                                      ----            ----           ----
                               (In thousands of dollars, except per share data)
Interest Income
   Interest and fees on loans $ 14,557 $ 13,209 $ 12,456 Interest on investment securities
     U. S. Government agencies              980             931             680
     State and political subdivisions       451             616             493
     Other securities                        24               6               6
     Interest on Federal funds sold         410             363             693
                                  -------------    ------------    ------------
       Total Interest Income             16,422          15,125          14,328

Interest Expense
   Interest-bearing checking
      deposits                              768             811             760
   Savings deposits                         287             299             286
   Time deposits                          6,892           6,225           5,960
   Federal funds purchased                   54              41               -
   Other                                      1               -               -
                                  -------------    ------------    ------------
       Total Interest Expense             8,002           7,376           7,006
                                  -------------    ------------    ------------

Net Interest Income                       8,420           7,749           7,322

Provision for Loan Losses                   201             606             357
                                  -------------    ------------    ------------
       Net Interest Income
         After Provision for
         Loan Losses                      8,219           7,143           6,965

Noninterest Income
   Service charges on deposit
      accounts                              509             450             431
   Other operating income                   456             292             214
   Net investment securities
      gains (losses)                         (3)             (1)             (1)
   Gain (Loss) on sale of other
      real estate                            45              (4)              3
   Rental                                     -               5               -
                                  -------------    ------------    ------------

       Total Noninterest Income           1,007             742             647

Noninterest Expense
   Salaries                               2,661           2,300           2,036
   Employee benefits                        600             517             448
   Occupancy expense                        297             226             199
   Other operating expense                1,512           1,274           1,142
                                  -------------    ------------    ------------

       Total Noninterest Expense          5,070           4,317           3,825
                                  -------------    ------------    ------------

Net Income Before Taxes                   4,156           3,568           3,787
Provision for Income Tax                  1,311           1,056           1,143
                                  -------------    ------------    ------------

       Net Income                 $       2,845    $      2,512    $      2,644
                                  =============    ============    ============

Per Share - Based on Weighted Average
   Net income                     $        0.95   $        0.83   $        0.89
   Average shares outstanding     3,008,522.578   3,011,913.354   2,978,930.855

TABLE B.  AVERAGE BALANCE SHEETS

                                         (In thousands of dollars)

                                          Years Ended December 31,
                                  2000              1999              1998
                                  ----              ----              ----

                            Amount      %     Amount      %     Amount      %
                            ------      -     ------      -     ------      -

Assets
  Cash and due from banks  $  5,480    2.74  $  5,924    3.10  $  5,056    2.94
  Investment securities      24,529   12.28    27,657   14.47    20,492   11.90
  Federal funds sold          6,351    3.18     7,557    3.95    12,941    7.51
  Loans                     156,089   78.13   143,610   75.12   128,054   74.34
  Bank premises and
     equipment                3,673    1.84     3,273    1.71     3,121    1.81
  Accrued interest            1,578    0.79     1,462    0.76     1,471    0.85
  Other assets                2,072    1.04     1,682    0.89     1,122    0.65
                           --------  ------  --------  ------  --------  ------

                           $199,772  100.00  $191,165  100.00  $172,257  100.00
                           ========  ======  ========  ======  ========  ======

Liabilities and Stockholders' Equity
   Deposits
      Demand               $ 41,582   20.81  $ 38,866   20.33  $ 34,661   20.12
      Savings and MMA        17,591    8.81    18,454    9.65    16,043    9.31
      Time                  119,671   59.90   113,178   59.20   103,770   60.24
   Federal funds purchased      867    0.43       822    0.43         -       -
   Accrued interest             810    0.41       726    0.38       717    0.42
   Other liabilities            150    0.08       225    0.12       174    0.10
   Stockholders' equity      19,101    9.56    18,894    9.89    16,892    9.81
                           --------  ------  --------  ------  --------  ------

                           $199,772  100.00  $191,165  100.00  $172,257  100.00
                           ========  ======  ========  ======  ========  ======

TABLE C.  INTEREST RATES EARNED AND PAID (In thousands of dollars)

                                                 2000                          1999                           1998
                                                 ----                          ----                           ----
                                      Average             Yield/    Average              Yield/    Average              Yield/
Description                           Balance   Interest   Rate     Balance   Interest    Rate     Balance   Interest    Rate
-----------                           -------   --------   ----     -------   --------    ----     -------   --------    ----

Interest-Earning Assets
   Investment securities             $ 24,529   $ 1,455    5.93%   $ 27,657   $ 1,502     5.43%   $ 20,492   $ 1,179     5.75%
   Federal funds sold                   6,351       410    6.46%      7,557       363     4.80%     12,941       693     5.36%
   Loans (1) (2)                      157,671    14,557    9.23%    143,610    13,209     9.20%    128,054    12,456     9.73%
                                     --------   -------    -----   --------   -------     -----   --------   -------     -----

                                     $188,551    16,422    8.71%   $178,824    15,074     8.43%   $161,487    14,328     8.87%
                                     ========   =======    =====   ========   =======     =====   ========   =======     =====

Interest-Bearing Liabilities
   Deposits                          $175,844     7,948    4.52%   $170,498     7,335     4.30%   $154,474     7,006     4.54%
   Federal funds purchased                867        54    6.23%        822        41     4.99%          -         -     0.00%
                                     --------   -------    -----   --------   -------     -----   --------   -------     -----

            Total Interest-Bearing
              Liabilities            $176,711     8,002    4.53%   $171,320     7,376     4.31%   $154,474     7,006     4.54%
                                     ========   -------            ========   -------             ========   -------

Net interest income/yield (3) (4)               $ 8,420                       $ 7,698                        $ 7,322
                                                =======                       =======                        =======

Interest spread (5)                                        4.18%                          4.12%                          4.33%




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

TABLE D.  ANALYSIS OF CHANGE IN NET INTEREST INCOME (In thousands of dollars)

                                            Year 2000 over 1999               Year 1999 over 1998
                                       Increase (Decrease)    Total      Increase (Decrease)   Total
                                        Due to Change In:    Increase     Due to Change In:   Increase
                                        Volume     Rate     (Decrease)    Volume    Rate     (Decrease)
Increase (Decrease) in
  Investment securities                $ (185)   $    87      $  (98)    $  389    $ (15)       $374
  Federal funds sold                      (78)       124          46       (288)     (42)       (330)
  Loans                                 1,298         50       1,348      1,515     (761)        754
                                       -------   --------     -------    -------   ------       -----

          Total                         1,035        261       1,296      1,616     (818)        798

Interest Expense
  Deposit accounts                        242        370         612        689     (360)         329
  Federal funds purchased                   3         10          13         41        -           41
                                       -------   --------     -------    -------   ------       ------

          Total                           245        380         625        730     (360)         370
                                       -------   --------     -------    -------   ------       ------

Increase (Decrease) in
  Net Interest Income                  $  790    $  (119)     $   671    $  886    $(458)       $ 428
                                       =======   ========     ========   =======   ======       ======


                                             Year 1998 over 1997
                                        Increase (Decrease)     Total
                                         Due to Change In:     Increase
                                         Volume     Rate      (Decrease)
Increase (Decrease) in
  Investment securities                $   313   $ (165)      $   148
  Federal funds sold                       647     (342)          305
  Loans                                    747     (526)          221
                                       --------  -------      --------

          Total                          1,707   (1,033)          674

Interest Expense
  Deposit accounts                       1,096     (598)          498
  Federal funds purchased                    -        -             -
                                       --------  -------      --------

          Total                          1,096     (598)          498
                                       --------  -------      --------

Increase (Decrease) in
  Net Interest Income                  $   611   $ (435)      $   176
                                       ========  =======      =======

TABLE E.  INVESTMENT SECURITIES

         The carrying amount and approximate market values of investment securities are summarized below:

                                     Book     Unrealized  Unrealized    Market
                                     Value       Gains      Losses      Value
Available-for-Sale
  December 31, 2000
     U. S. Government agencies    $ 9,289,397   $ 1,795   $ 88,572   $ 9,202,620
     State and political
        subdivisions                8,741,141    58,556    146,928     8,652,769
     Pooled securities              1,645,364       830     24,667     1,621,527
     Other securities                 200,492         -          -       200,492
                                  -----------   -------   --------   -----------

                                  $19,876,394   $61,181   $260,167   $19,677,408
                                  ===========   =======   ========   ===========
  December 31, 1999
     U. S. Government agencies    $ 9,287,788   $     -   $465,636   $ 8,822,152
     State and political
        subdivisions               12,109,027    71,068    335,864    11,844,231
     Pooled securities              2,359,516       909     92,510     2,267,915
     Other securities                 137,000         -          -       137,000
                                  -----------   -------   --------   -----------

                                  $23,893,331   $71,977   $894,010   $23,071,298
                                  ===========   =======   ========   ===========
Held-to-Maturity
  December 31, 2000
     U. S. Government agencies    $ 4,500,000   $     -   $ 65,455   $ 4,434,545
     State and political
        subdivisions                  744,718     1,745     13,143       733,320
                                  -----------   -------   --------   -----------

                                  $ 5,244,718   $ 1,745   $ 78,598   $ 5,167,865
                                  ===========   =======   ========   ===========
  December 31, 1999
     U. S. Government agencies    $ 4,500,000   $     -   $280,105   $ 4,219,895
     State and political
        subdivisions                  746,170       971     31,889       715,252
                                  -----------   -------   --------   -----------

                                  $ 5,246,170   $   971   $311,994   $ 4,935,147
                                  ===========   =======   ========   ===========

         The maturities of investment securities at December 31, 2000 were as follows:

                                   Book Value    Market Value

Available-for-Sale
   Due in one year or less         $     5,000   $     5,000
   Due from one to five years        5,935,079     5,883,716
   Due from five to ten years       10,476,316    10,377,019
   After ten years                   3,264,507     3,216,181
   Other securities                    195,492       195,492

Held-to-Maturity
   Due from one to five years        1,774,720     1,722,070
   Due from five to ten years        3,500,000     3,445,795

         Securities having a book value of $5,222,596 and $5,064,105 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes.

         In the event of the sale of securities, the cost basis of the security, adjusted for the amortization of premium or discounts, will be used when calculating gains or losses.

         The maturity distribution, book value, and approximate tax equivalent yield (assuming a 34% Federal income tax rate) of the investment securities portfolio at December 31, 2000 is presented in the following table (in thousands of dollars):


                                              Maturity

                                             After One but       After Five but
                        Within One Year       Within Five          Within Ten           After Ten
                        Amount   Yield(2)   Amount   Yield(2)    Amount   Yield(2)   Amount   Yield(2)

U. S. Government
   Securities           $  -         -      $4,999    5.84%     $ 8,790    6.84%     $    -       -
State and Political
   Subdivisions          230      7.07%         65    8.41%       5,079    6.42%      3,265    6.55%
Pooled Securities          -         -       2,416    5.54%         107    6.50%          -       -
Other                      5      3.25%          -       -            -       -           -       -
                        ----                ------              -------              ------

          Total(1)      $235                $7,480              $13,976              $3,265
                        ====                ======              =======              ======



(1) Values stated at book value, exclusive of other securities, which include Federal Reserve Bank stock, Community Bankers' Bank stock, and Bankers' Title which amount to $200,492 at year end 2000.

(2) The yield is the weighted average Federal Tax Equivalent yield on cost.

TABLE F.  LOAN PORTFOLIO

         The table below classifies gross loans by major category and percentage distribution at December 31 for 2000, 1999, and 1998:

                                 2000               1999               1998
                            Amount     %       Amount     %       Amount     %

Commercial               $19,810,083 12.03  $23,423,032 15.38  $20,978,190 15.56
Installment               27,509,990 16.70   26,232,943 17.23   23,240,533 17.24
Real Estate-Construction   1,211,625  0.74    1,132,526  7.44    1,079,593  0.80
Real Estate-Mortgage     116,185,571 70.53  101,474,226 59.95   89,519,904 66.40


         The following table shows maturities of the major loan categories and their sensitivity to changes in investment rates at December 31, 2000 for fixed interest rate and floating interest rate loans:

                                           Due After
                                           One Year
                              One Year     but Within   Due After
                              or Less      Five Years   Five Years
                             Fixed Rate    Fixed Rate   Fixed Rate      Total

Commercial                  $19,230,685  $    579,398  $         -  $ 19,810,083
Installment                   3,027,497    24,236,661      245,832    27,509,990
Real Estate - Construction    1,211,625             -            -     1,211,625
Real Estate - Mortgage       23,935,092    77,245,482   11,224,183   112,404,757
                            -----------  ------------  -----------  ------------

     Total                  $47,404,899  $102,061,541  $11,470,015  $160,936,455
                            ===========  ============  ===========  ============


                                         Over One
                                         Year but
                           One Year     Within Five      Over
                           or Less         Years       Five Years
                        Floating Rate  Floating Rate  Floating Rate    Total

Commercial               $        -    $          -   $         -    $        -
Installment                       -               -             -             -
Real Estate               3,780,814               -             -     3,780,814
                         ----------    ------------   -----------    ----------

     Total               $3,780,814    $          -   $         -    $3,780,814
                         ==========    ============   ===========    ==========

TABLE G.  NONPERFORMING LOANS

         The loan portfolio of the Bank is reviewed by senior officers to evaluate loan performance. The frequency of the review is based on predefined guidelines approved by the Board of Directors that include individual review of certain loans by the Loan Committee and the Board if certain past due or nonperformance criteria are met. The areas of criteria include in part net worth, credit history, and customer relationship. The evaluations emphasize different factors depending upon the type of loan involved. Commercial and real estate loans are reviewed on the basis of estimated net realizable value through an evaluation of collateral and the financial strength of the borrower. Installment loans are evaluated largely on the basis of delinquency data because of the large number of such loans and relatively small size of each individual loan.

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

         Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. The following table presents information concerning nonperforming loans for the periods indicated:
                                                             December 31,
                                                       2000     1999     1998
                                                       ----     ----     ----
                                                      (In thousands of dollars)

Commercial
  Nonaccrual                                          $    -   $   49   $  115
  Contractually past due 90 days or more                   6       14        3

Installment
  Nonaccrual                                              22      212       97
  Contractually past due 90 days or more                  40       54       59

Real Estate
  Nonaccrual                                             393      534      378
  Contractually past due 90 days or more                 989      629      709
                                                      ------   ------   ------

                                                      $1,450   $1,492   $1,361
                                                      ======   ======   ======

Nonperforming loans to gross loans at year end         0.92%    1.04%    1.05%

Effect of nonaccrual loans on interest revenue        $   37   $   54   $   50

TABLE H.  SUMMARY OF LOAN LOSS EXPERIENCE

         Loan losses have not been a significant negative factor for the Bank. The following table presents the Bank's loan loss experience and selected loan ratios for the three years ended December 31, 2000, 1999, and 1998:

                                                  2000       1999        1998
                                                  ----       ----        ----
                                                   (In thousands of dollars)

Allowance for loan losses at beginning of year  $  1,523   $  1,559    $  1,392

Loan Charge Offs
   Commercial                                        (35)       (23)        (16)
   Installment                                      (181)      (622)       (236)
   Real Estate                                       (60)      (109)        (54)
                                                ---------  ---------   ---------

               Total Charge Offs                    (276)      (754)       (306)

Recoveries of Loans Previously Charged Off
   Commercial                                        107          -           -
   Installment                                       100         91         117
   Real Estate                                        13         21           -
                                                ---------  ---------   ---------

               Total Recoveries                      220        112         117
                                                ---------  ---------   --------

Net loans charged off                                496       (642)       (189)

Provision for loan losses                            201        606         356
                                                ---------  ---------   ---------

Allowance for loan losses at end of year        $  2,220   $  1,523    $  1,559
                                                =========  =========   ========

Average total loans (net of unearned income)    $157,671   $145,139    $129,534
Total loans (net of unearned income) at
   year end                                      164,706    152,198     134,591

Selected Loan Loss Ratios
   Net charge offs to average loans                0.04%      0.45%       0.15%
   Provision for loan losses to average loans      0.13%      0.42%       0.28%
   Provision for loan losses to net
      charge offs %                              358.93%     81.67%     188.36%
   Allowance for loan losses to year end loans     1.01%      1.02%       1.15%
   Loan loss coverage(1)                          77.81X      6.50X      21.92X












(1) Income before income taxes plus provision for loan losses, divided by net charge offs.

TABLE I.  COMPOSITION OF ALLOWANCE FOR LOAN LOSSES (In thousands of dollars)

                                         2000                               1999                               1998
                                         ----                               ----                               ----
                                                  Percentage                         Percentage                         Percentage
                            Allowance  Breakdown   of Loans    Allowance  Breakdown    of Loans   Allowance  Breakdown    of Loans
                             Amount        %      Outstanding   Amount        %      Outstanding   Amount        %      Outstanding
                             ------        -      -----------   ------        -      -----------   ------        -      -----------

Commercial                   $  215       12.89       12.03     $   61       4.01        15.38     $  324      20.78        15.56
Installment                     689       41.31       16.70      1,249      82.01        17.23        923      59.20        17.24
Real Estate - Construction        -           -        0.74          -          -         0.75          -          -         0.80
Real Estate - Mortgage          764       45.80       70.53        213      13.98        66.64        312      20.02        66.40
                             ------      ------      ------     ------     ------       ------     ------     ------       ------

          Total              $1,668      100.00      100.00     $1,523     100.00       100.00     $1,559     100.00       100.00
                             ======      ======      ======     ======     ======       ======     ======     ======       ======

TABLE J.  DEPOSITS

         The breakdown on average deposits for the years indicated is as follows (in thousands of dollars):

                                        2000            1999            1998
                                        ----            ----            ----
                                   Average         Average         Average
                                   Balance  Rate   Balance  Rate   Balance  Rate

Noninterest-bearing demand
   deposits                       $ 21,816     -  $ 18,113     -  $ 17,263     -
Interest-bearing demand deposits    19,766  2.59    20,753  2.63    17,398  3.00
Money market accounts                7,544  3.38     8,303  3.13     6,785  3.50
Savings                             10,047  2.85    10,151  2.93     9,258  3.07
Time                               119,671  5.77   113,178  5.36   103,770  5.78
                                  --------        --------        --------

                                  $178,844        $170,498        $154,474
                                  ========        ========        =========


         Remaining maturities of time certificates of deposit of $100,000 or more at December 31, 2000 are shown below (in thousands of dollars):

      Maturity                                      December 31, 2000

Three months or less                                      $ 4,788
Three to six months                                         3,028
Six to twelve months                                        2,637
One to three years                                          4,535
Three to five years                                         4,376
                                                          -------

                    Total                                 $19,364
                                                          =======

TABLE K.  RETURN ON EQUITY AND ASSETS

         The following table highlights certain ratios for the three years ended December 31, 2000, 1999, and 1998 (in thousands of dollars):

                                                        2000     1999     1998
                                                        ----     ----     ----

Income before securities gains and losses to
   Average total assets                                 1.43%    1.31%    1.54%
   Average stockholders' equity                        14.91%   13.29%   15.66%

Net income to
   Average total assets                                 1.42%    1.31%    1.53%
   Average stockholders' equity                        14.91%   13.29%   15.65%

Dividend pay out ratio (dividends declared per
   share divided by net income per share)              35.93%   38.55%   34.83%

Average stockholders' equity to average total
   assets ratio                                         9.56%    9.88%    9.81%

TABLE L.
                                  GAP Analysis
                                December 31, 2000


         The following table reflects interest-rate sensitive assets and liabilities only. The following table sets forth at December 31, 2000 interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specific period (in thousands of dollars):

                         Scheduled Maturity or Repricing

                                      Immediately   3 Months
                                       Adjusted     or Less    3-12 Months   1-3 Years   3-5 Years   Over 5 Years     Total
                                       --------     -------    -----------   ---------   ---------   ------------     -----

Gross loans                            $    29      $16,165      $34,778      $45,974     $55,874       $11,897     $164,717
Investment securities (1)(2)                 -            -          230        2,781       4,167        17,294       24,922
                                       --------     --------     ---------    --------    --------      -------     --------

     Total Interest-Earning Assets     $    29      $16,165      $35,008      $48,755     $60,491       $29,191     $189,639
                                       ========     ========     ========     ========    ========      =======     ========

Interest-Bearing Liabilities
   Interest-bearing demand deposits(3) $ 2,236      $     -      $     -      $     -     $20,121       $     -     $ 22,357
   Money market deposits(3)                738            -            -            -       6,647             -        7,385
   Savings(3)                              966            -            -            -       8,699             -        9,665
   Time deposits                             -       18,817       42,431       37,145      23,364             -      121,757
                                       --------     --------     --------     --------    --------      -------     --------

      Total Interest-Bearing Deposits  $ 3,940      $18,817      $42,431      $37,145     $58,831       $     -     $161,164
                                       ========     ========     ========     ========    ========      =======     ========

Difference Between Interest-Earning
   Assets and Interest-Bearing
      Liabilities (GAP)                $(3,911)     $(2,652)     $(7,423)     $11,610     $ 1,660       $29,191     $ 28,475
      Cumulative (GAP)                  (3,911)      (6,563)     (13,986)      (2,376)       (716)       28,475
      Cumulative interest-earning
         assets to interest-bearing
         liabilities                      0.74%       71.16%       78.55%       97.68%      99.56%      117.67%

(1) Does not include $87,000 in Federal Reserve stock and $50,000 in Community Bankers' Bank stock.
(2) All securities are stated at book value regardless of security classification as to available-for-sale and held-to-maturity.
(3) Assumes core deposits will retain 90% up to five years.

ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to Footnote 18 in the annual financial statements included in this document on page 58.


ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Financial Statements
Independent Auditor's Report

Financial Statements

     Consolidated Statements of Financial Condition - December 31, 2000 and 1999 Consolidated Statements of Income - Years Ended December 31, 2000, 1999,
        and 1998
     Consolidated Statements of Changes in Stockholders' Equity - Years
        Ended December 31, 2000 and 1999
     Consolidated Statements of Cash Flows - Years Ended December 31, 2000,
        1999, and 1998
     Notes to Consolidated Financial Statements - December 31, 2000, 1999, and 1998

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

                           Benchmark Bankshares, Inc.

                     Report on Audit of Financial Statements

                           Benchmark Bankshares, Inc.

                                Table of Contents


                                                                         Pages

Independent Auditor's Report                                                 i

Exhibits

     A            Consolidated Statements of Financial Condition           1-2

     B            Consolidated Statements of Income                        3-4

     C            Consolidated Statements of Changes in
                     Stockholders' Equity                                    5

     D            Consolidated Statements of Cash Flows                    6-7

Notes to Consolidated Financial Statements                                8-24

                                January 19, 2001


                          Independent Auditor's Report


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have audited the accompanying consolidated statements of financial condition of Benchmark Bankshares, Inc. (a Virginia corporation) and Subsidiary, as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Benchmark Bankshares, Inc. and Subsidiary, as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.





                                     Creedle, Jones, and Alga, P. C.
                                     Certified Public Accountants

Page 40 of 84
                                                                      Exhibit A
                                                                         Page 1

                           Benchmark Bankshares, Inc.

                 Consolidated Statements of Financial Condition

                           December 31, 2000 and 1999


                                   A S S E T S

                                                   2000              1999
                                                   ----              ----

Cash and due from banks                        $   5,587,737     $   7,533,280

Federal funds sold                                 4,281,000                 -
Investment securities                             24,922,126        28,317,465

Loans                                            164,717,269       152,262,727
  Less
    Unearned interest income                         (10,982)          (64,643)
    Allowance for loan losses                     (1,667,723)       (1,522,632)
                                                -------------    -------------

               Net Loans                         163,038,564       150,675,452

Premises and equipment - net                       3,752,830         3,423,779
Accrued interest receivable                        1,578,538         1,390,010
Deferred income taxes                                489,635           642,481
Other real estate                                    808,508           667,808
Other assets                                         793,598           674,670
                                                -------------    -------------

               Total Assets                     $205,252,536     $193,324,945
                                                =============    =============

Page 41 of 84
                                                                      Exhibit A
                                                                         Page 2

                           Benchmark Bankshares, Inc.

                 Consolidated Statements of Financial Condition

                           December 31, 2000 and 1999


                      Liabilities and Stockholders' Equity

                                                     2000            1999
                                                     ----            ----

Deposits
   Demand (noninterest-bearing)                   $ 20,033,199    $ 16,213,541
   NOW accounts                                     22,356,687      19,905,599
   Money market accounts                             7,384,741       8,046,212
   Savings                                           9,665,332       9,763,624
   Time, $100,000 and over                          19,364,111      16,560,926
   Other time                                      102,392,747      94,250,638
                                                  -------------   -------------

               Total Deposits                      181,196,817     164,740,540

Federal funds purchased                                      -       7,035,000
Accrued interest payable                               984,159         766,964
Accrued income tax payable                              11,441          23,005
Dividends payable                                      541,120         482,493
Other liabilities                                      333,808         229,197
                                                  -------------   -------------

               Total Liabilities                   183,067,345     173,277,199

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 12-31-00 3,006,219.501,
      issued and outstanding 12-31-99
      3,015,577.591 shares                             631,307         633,272
   Capital surplus                                   4,404,047       4,501,508
   Retained earnings                                17,281,168      15,455,510
   Unrealized security gains net of tax effect        (131,331)       (542,544)
                                                  -------------   -------------

               Total Stockholders' Equity           22,185,191      20,047,746
                                                  -------------   -------------

               Total Liabilities and
                  Stockholders' Equity            $205,252,536    $193,324,945
                                                  =============   =============









See independent auditor's report and accompanying notes to financial statements.

Page 42 of 84
                                                                      Exhibit B
                                                                         Page 1

                           Benchmark Bankshares, Inc.

                        Consolidated Statements of Income

                  Years Ended December 31, 2000, 1999, and 1998

                                        2000           1999           1998
                                        ----           ----           ----
Interest Income
  Interest and fees on loans        $  14,556,973  $  13,209,176  $  12,455,825
  Interest on investment securities
     U. S. Government agencies            980,155        931,242        680,074
     State and political subdivisions     451,320        615,887        492,758
     Other securities                      23,537          5,845          5,795
     Interest on Federal funds sold       409,733        363,390        693,032
                                    -------------  -------------  -------------
          Total Interest Income        16,421,718     15,125,540     14,327,484

Interest Expense
  Interest-bearing checking deposits      768,009        811,399        759,973
  Savings deposits                        286,908        298,675        286,247
  Time deposits                         6,892,050      6,225,469      5,959,855
  Federal funds purchased                  54,283         40,838              -
  Other                                       651              -              -
                                    -------------  -------------  -------------
          Total Interest Expense        8,001,901      7,376,381      7,006,075
                                    -------------  -------------  -------------

Net Interest Income                     8,419,817      7,749,159      7,321,409

Provision for Loan Losses                 201,187        606,030        356,515
                                    -------------  -------------  -------------

Net Interest Income After Provision
  for Loan Losses                       8,218,630      7,143,129      6,964,894

Other Income
  Service charges on deposit accounts     508,704        449,641        431,144
  Other operating income                  455,775        292,618        213,641
  Net investment securities gains
    (losses)                               (3,308)          (547)          (986)
  Gain (Loss) on sale of other real
    estate                                 45,467         (3,854)         3,000
  Rental                                        -          4,514              -
                                    -------------  -------------  -------------
          Total Other Income            1,006,638        742,372        646,799

Other Expenses
  Salaries                              2,660,892      2,300,266      2,036,436
  Employee benefits                       599,515        517,009        447,663
  Occupancy expense                       296,888        225,530        198,601
  Other operating expenses              1,511,537      1,274,338      1,142,202
                                    -------------  -------------  -------------
          Total Other Expenses          5,068,832      4,317,143      3,824,902
                                    -------------  -------------  -------------

Income Before Income Taxes              4,156,436      3,568,358      3,786,791
Provision for Income Taxes              1,311,375      1,056,851      1,142,626
                                    -------------  -------------  -------------

          Net Income                    2,845,061      2,511,507      2,644,165

Page 43 of 84
                                                                      Exhibit B
                                                                         Page 2


                                        2000           1999            1998
                                        ----           ----            ----

Other Comprehensive Income, Net of Tax
   Net unrealized holding losses
      arising during period              (131,331)      (705,644)       (14,445)
                                    -------------- -------------- --------------

Comprehensive Income                $   2,713,730  $   1,805,863  $   2,629,720
                                    ============== ============== ==============

Earnings Per Share of Common Stock  $        0.95  $        0.83  $        0.89
                                    ============== ============== ==============

Average Shares Outstanding          3,008,522.578  3,011,913.354  2,978,930.855
                                    ============== ============== ==============











































See independent auditor's report and accompanying notes to financial statements.

Page 44 of 84
                                                                      Exhibit C


                           Benchmark Bankshares, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                     Years Ended December 31, 2000 and 1999

                                                                                            Unrealized
                                                    Common                     Retained      SEC Gain
                                       Shares        Stock       Surplus       Earnings      (Loss)(1)      Total

Balance January 1, 1999            2,997,465.366   $629,678    $4,314,339    $13,908,096    $ 163,100    $19,015,213

Net Income                                                                     2,511,507                   2,511,507

Sale of Stock                         39,438.237      8,072       450,102                                    458,174
Redemption of Stock                      (23.947)        (5)         (312)                                      (317)
Stock repurchase                     (21,300.000)    (4,473)     (262,621)                                  (267,094)

Semi-Annual Cash
   Dividend Declared
      June 17, 1999, $.16 per share                                             (481,426)                   (481,426)
      December 16, 1999, $.16
         per share                                                              (482,493)                   (482,493)

Adjustments                                                                         (174)                       (174)

Unrealized Security Gains
   (Losses)                                                                                  (705,644)      (705,644)
                                   _____________   _________   ___________   ____________   __________   ____________

Balance December 31, 1999          3,015,579.656    633,272     4,501,508     15,455,510     (542,544)    20,047,746

Net Income
   Parent                                                                      2,276,791                   2,276,791
   Equity in income of
      subsidiary                                                                 568,270                     568,270

Sale of Stock                          7,586.000      1,593        54,391                                     55,984
Redemption of Stock                      (12.091)        (3)         (111)                                      (114)
Stock repurchase                     (16,932.000)    (3,555)     (151,741)                                  (155,296)

Semi-Annual Cash
   Dividend Declared
      June 15, 2000, $.16 per share                                             (480,996)                   (480,996)
      December 21, 2000, $.18
         per share                                                              (541,120)                   (541,120)

Adjustments                               (2.064)                                  2,713                       2,713

Unrealized Security Gains
   (Losses)                                                                                   411,213        411,213
                                   _____________   _________   ___________   ____________   __________   ____________

Balance December 31, 2000          3,006,219.501   $631,307    $4,404,047    $17,281,168    $(131,331)   $22,185,191
                                   =============   =========   ===========   ============   ==========   ============

(1) Net of tax effect.

See independent auditor's report and accompanying notes to financial statements.

Page 45 of 84
                                                                      Exhibit D
                                                                         Page 1

                           Benchmark Bankshares, Inc.

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2000, 1999, and 1998

                                           2000          1999          1998
                                           ----          ----          ----
Cash Flows from Operating Activities
   Interest received                    $15,400,186   $15,297,744   $14,001,654
   Fees and commissions received            833,005       556,706       765,183
   Interest paid                         (7,997,952)   (7,417,701)   (6,906,106)
   Cash paid to suppliers and employees  (3,813,312)   (4,270,751)   (3,780,710)
   Income taxes paid                     (1,381,930)     (950,460)   (1,314,685)
                                        ------------  ------------  ------------
               Net Cash Provided by
                  Operating Activities    3,039,997     3,215,538     2,765,336

Cash Flows from Investing Activities
   Proceeds from sale of investment
      securities available-for-sale       4,958,619       280,167       190,951
   Proceeds from maturity of investments    105,000     1,087,343    10,978,575
   Purchase of investment securities     (1,235,466)   (8,070,160)  (17,021,520)
   Loans originated                     (92,018,273)  (90,308,177)  (84,916,074)
   Principal collected on loans          79,574,713    72,863,670    77,208,816
   Purchase premises and equipment         (795,249)     (494,982)     (453,986)
                                        ------------  ------------  ------------
               Net Cash (Used) by
                  Investing Activities   (9,410,656)  (24,642,139)  (14,013,238)

Cash Flows from Financing Activities
   Net increase (decrease) in Federal
      funds purchased                    (7,035,000)    7,035,000             -
   Net increase in demand deposits and
      savings accounts                    5,510,983     1,486,879     7,990,732
   Payments for maturing certificates
      of deposit                        (50,604,717)  (41,821,954)  (24,428,638)
   Proceeds from sales of certificates
      of deposit                         61,550,011    40,183,459    40,587,957
   Dividends paid                          (963,489)     (961,020)     (888,454)
   Proceeds from sale of common stock        55,985       458,174       658,470
   Payments to reacquire stock             (155,410)     (267,411)            -
   Proceeds from sale of other real
      estate                                347,753       196,624        29,871
                                        ------------  ------------  ------------
               Net Cash Provided by
                  Financing Activities    8,706,116     6,309,751    23,949,938
                                        ------------  ------------  ------------

Net Increase (Decrease) in Cash and
   Cash Equivalents                       2,335,457   (15,116,850)   12,702,036

Cash and Cash Equivalents -
   Beginning of Year                      7,533,280    22,650,130     9,948,094
                                        ------------  ------------  ------------

Cash and Cash Equivalents -
   End of Year                          $ 9,868,737   $ 7,533,280   $22,650,130
                                        ============  ============  ============

Page 46 of 84
                                                                      Exhibit D
                                                                         Page 2


                                              2000         1999         1998
                                              ----         ----         ----

Reconciliation of Net Income to Net
   Cash Provided by Operating Activities
      Net income                           $2,845,061   $2,511,507   $2,644,165
      Adjustments to reconcile net income
         to net cash provided by operating
         activities
            Depreciation                      288,909      271,594      221,590
            Provision for probable credit
               losses and recoveries          145,091      718,293      473,736
            Increase (Decrease) in taxes
               payable                        (11,564)      23,005      (49,867)
            (Increase) Decrease in refundable
               taxes                                -       33,961      (33,961)
            (Increase) Decrease in interest
               receivable                    (188,528)     172,204     (325,830)
            Increase (Decrease) in interest
               payable                        217,195      (41,320)      99,969
            (Increase) Decrease in other
               real estate                   (140,700)    (166,570)    (164,628)
            (Increase) Decrease in other
               assets                        (118,928)    (306,906)     (91,105)
            (Increase) Decrease in deferred
               taxes exclusive of unrealized
               security gains (losses)        (58,991)     (48,124)     (50,911)
            Increase (Decrease) in other
               liabilities                    104,611       43,493       44,192
            Loss on sale of securities          3,308          547          986
            (Gain) Loss on sale of other
               real estate                    (45,467)       3,854       (3,000)
                                           -----------  -----------  -----------

               Net Cash Provided by
                  Operating Activities     $3,039,997   $3,215,538   $2,765,336
                                           ===========  ===========  ===========

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds sold are purchased and sold for one day periods.

During 2000 and 1999, net losses of $3,308 and $547, respectively, in securities available-for-sale resulted from sales of mortgage backed securities that had experienced significant paydowns. Capitalized interest amounted to $13,426.












See independent auditor's report and accompanying notes to financial statements.

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies and Practices

                  The accounting policies and practices of Benchmark Bankshares, Inc. conform to generally accepted accounting principles and general practice within the banking industry. Certain of the more significant policies and practices follow:

         (a) Consolidated Financial Statements. The consolidated financial statements of Benchmark Bankshares, Inc. and its wholly-owned subsidiary, Benchmark Community Bank, include the accounts of both companies. All material inter-company balances and transactions have been eliminated in consolidation.

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

                  For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains or losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The impact of this unrealized loss on securities negatively impacted stockholders' equity in the amount of $131,331 as of December 31, 2000.

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

                  The table below reflects the components of the Net Deferred Tax Asset account as of December 31, 2000:

                  Deferred tax assets resulting from
                     loan loss reserves                              $463,534
                  Deferred tax asset resulting from deferred
                     compensation                                      81,566
                  Deferred tax asset resulting from unrealized
                     security gains                                    67,655
                  Deferred tax liabilities resulting from
                     depreciation                                    (123,120)
                                                                     ---------

                                 Net Deferred Tax Asset              $489,635
                                                                     =========

2.         Investment Securities

                  The carrying amount and approximate market values of investment securities are summarized below:

                                  Book      Unrealized  Unrealized     Market
                                  Value       Gains       Losses       Value
Available-for-Sale
  December 31, 2000
     U. S. Government agencies $ 9,289,397   $ 1,795     $ 88,572   $ 9,202,620
     State and political
        subdivisions             8,741,141    58,556      146,928     8,652,769
     Pooled securities           1,645,364       830       24,667     1,621,527
     Other securities              200,492         -            -       200,492
                               -----------   -------     --------   -----------

                               $19,876,394   $61,181     $260,167   $19,677,408
                               ===========   =======     ========   ===========
  December 31, 1999
     U. S. Government agencies $ 9,287,788   $     -     $465,636   $ 8,822,152
     State and political
        subdivisions            12,109,027    71,068      335,864    11,844,231
     Pooled securities           2,359,516       909       92,510     2,267,915
     Other securities              137,000         -            -       137,000
                               -----------   -------     --------   -----------

                               $23,893,331   $71,977     $894,010   $23,071,298
                               ===========   =======     ========   ===========
Held-to-Maturity
  December 31, 2000
     U. S. Government agencies $ 4,500,000   $     -     $ 65,455   $ 4,434,545
     State and political
        subdivisions               744,718     1,745       13,143       733,320
                               -----------   -------     --------   -----------

                               $ 5,244,718   $ 1,745     $ 78,598   $ 5,167,865
                               ===========   =======     ========   ===========
  December 31, 1999
     U. S. Government agencies $ 4,500,000   $     -     $280,105   $ 4,219,895
     State and political
        subdivisions               746,170       971       31,889       715,252
                               -----------   -------     --------   -----------

                               $ 5,246,170   $   971     $311,994   $ 4,935,147
                               ===========   =======     ========   ===========

                  The maturities of investment securities at December 31, 2000 were as follows:
                                              Book Value     Market Value

         Available-for-Sale
            Due in one year or less           $     5,000     $     5,000
            Due from one to five years          5,935,079       5,883,716
            Due from five to ten years         10,476,316      10,377,019
            After ten years                     3,264,507       3,216,181
            Other securities                      195,492         195,492

         Held-to-Maturity
            Due from one to five years          1,774,720       1,722,070
            Due from five to ten years          3,500,000       3,445,795

                  Securities having a book value of $5,222,596 and $5,064,105 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes.

                  In the event of the sale of securities, the cost basis of the security, adjusted for the amortization of premium or discounts, will be used when calculating gains or losses.

                  Other securities consist of required investments in Federal Reserve Bank stock and a regional bankers' bank stock. These investments are recorded at original cost.

3.       Loans

                  A summary of loans net of participation-out activity by type follows:
                                               2000              1999
                                               ----              ----

              Demand                       $          -     $    769,352
              Time                           19,810,083       22,653,680
              Installment                    27,509,990       26,232,943
              Real estate                   117,397,196      102,606,752
                                           ------------     ------------

                                           $164,717,269     $152,262,727
                                           ============     ============

                  Demand deposit overdrafts amounting to $28,589 have been reclassified as short-term loans for reporting purposes.

4.       Allowance for Loan Losses

                An analysis of the transactions in the allowance for loan losses follows:

                                          2000          1999           1998
                                          ----          ----           ----

Balance - Beginning of Year            $1,522,632    $1,558,741     $1,391,424
Provision for loan losses                 201,187       606,030        356,046
Recoveries on loans                       219,806       112,263        117,690
Loans charged off                        (275,902)     (754,402)      (306,419)
                                       -----------   -----------    -----------

Balance - End of Year                  $1,667,723    $1,522,632     $1,558,741
                                       ===========   ===========    ===========

                  As of December 31, 2000, the Bank had $464,227 in loans that resulted from restructuring of nonperforming loans and $829,066 classified as nonaccrual loans. A loan in this status ceases to accrue interest.

5.       Office Buildings, Equipment, and Leasehold Improvements

                  Major classifications of these assets are summarized as follows:

                                      Estimated
                                       Useful
                                    Lives (Years)       2000           1999
                                    -------------       ----           ----

Land                                                 $  917,748     $  799,690
Buildings and improvements              6-40          2,633,457      2,401,090
Furniture and equipment                 2-10          2,257,534      2,033,002
Leasehold improvements                  5-6             167,390        166,521
Buildings under construction                            230,104        187,969
                                                     -----------    -----------

                                                      6,206,233      5,588,272
Less:  Accumulated depreciation                      (2,453,403)    (2,164,493)
                                                     -----------    -----------

                                                     $3,752,830     $3,423,779
                                                     ===========    ===========

                  The cost basis of fully depreciated assets totaled $362,287 at December 31, 2000.

6.       Other Real Estate

                As of December 31, 2000, the Bank held other real estate in the amount of $808,508. The amount represents cost related to converting collateral on nonperforming loans from the customer to the Bank. All lots are being marketed or being prepared for marketing.

7.       Time Deposits

                  The maturities of time deposits are as follows:

                                                   $100,000 or       Less Than
                                                     Greater         $100,000

         Due in six months                         $ 7,815,999    $ 31,028,420
         Due from six months to one year             2,637,238      19,765,837
         Due from one year to three years            4,534,847      32,610,033
         Due from three years to five years          4,376,027      18,988,457
                                                   -----------    ------------

                        Total                      $19,364,111    $102,392,747
                                                   ===========    ============

                  Interest expense on time deposits exceeding $100,000 was $972,343 in 2000.

8.       Federal Income Taxes

                  Federal income taxes payable, as of December 31, 2000 and 1999, were as follows:

                                                    2000           1999

         Currently payable                       $  11,440      $  23,005
         Deferred                                 (489,635)      (642,481)
                                                 ----------     ----------

                                                 $(478,195)     $(619,476)
                                                 ==========     ==========

                  The components of applicable income taxes are as follows:

                                                   2000            1999
                                                   ----            ----

         Current                                $1,464,221      $1,370,939
         Deferred from income and
            expense items                         (152,846)       (314,088)
                                                -----------     -----------

                        Total                   $1,311,375      $1,056,851
                                                ===========     ===========

                  Temporary differences in the recognition of income and expenses for tax and financial reporting purposes resulted in the deferred income tax asset as follows:

                                                       2000         1999

         Accelerated depreciation                   $    (568)   $ (15,861)
         Excess (Deficiency) of provision for loan
            losses over deduction for Federal
            income tax purposes                        36,907      (35,965)
         Deferred compensation                         22,652       17,230
                                                    ----------   ----------
                   Total Tax Impact of
                     Temporary Differences in
                     Recognition of Income and
                     Expenses                          58,991      (34,596)

         Tax impact of balance sheet recognition
            of unrealized security losses            (211,837)    (279,492)
                                                    ----------   ----------

                   Total Change to Deferred Tax
                     for the Year                   $(152,846)   $(314,088)
                                                    ==========   ==========

                  The reasons for the difference between income tax expense and the amount computed by applying the statutory Federal income tax rates are as follows:
                                                  2000           1999
                                                  ----           ----

         Statutory rates                           34%            34%

         Income tax expense at statutory
            rates                              $1,311,375      $1,211,880
         Increase (Decrease) due to
            Tax exempt income                     (50,251)       (159,581)
            Other                                 109,242           4,552
                                               -----------     -----------

                                               $1,370,366      $1,056,851
                                               ===========     ===========

                  Federal income tax returns are subject to examination for all years which are not barred by the statute of limitations.

9.       Commitments and Contingent Liabilities

                  At December 31, 2000 and 1999, commitments under standby letters of credit aggregated $1,397,471 and $1,825,989, respectively. These commitments are an integral part of the banking business and the Bank does not anticipate any losses as a result of these commitments. These commitments are not reflected in the consolidated financial statements. (See Note 13).

                  During the year ended December 31, 2000, the Bank incurred operating lease expense amounting to $50,339 in addition to $6,631 depreciated for leasehold improvements.

                  Minimum lease payments at December 31, 2000 under noncancelable real property operating lease commitments for succeeding years are:

                       2001                      $22,300
                       2002                       13,800
                       2003                       10,925
                                                 -------

                       Total                     $47,025
                                                 =======

                  The Bank has options to renew the leased properties. The additional lease expense resulting from the future exercising of these options is not included in the 2000 totals listed herein.

                  The Bank has entered into several agreements to service and maintain equipment. The only long-term commitment relates to a maintenance agreement on the elevator. The amount of payments can be adjusted annually based on labor cost. The terms based on current rates are as follows:

                       2001                      $1,608
                       2002                       1,608
                       2003                       1,474
                                                 ------

                       Total                     $4,690
                                                 =======

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

                  During 2000, Bank payments through matching and discretionary contributions totaled $109,409 while employees' salary reduction amounted to $115,883. The cost of administration for the 401(k) plan paid in 2000 amounted to $14,086.

11.      Incentive Compensation

                  The Bank offers its employees incentive compensation and/or bonus arrangements based on the Bank's annual financial performance and other criteria such as length of service and officer classification. Incentive compensation totaled $179,022 and $129,419 for the years ended December 31, 2000 and 1999, respectively.

12.      Related Parties

         Loans

                  Loans to Directors and Executive Officers of the Bank and loans to companies in which they have a significant interest are made on substantially the same terms as those prevailing at the time for other loan customers. The balances of such loans outstanding were $4,444,931 and $3,212,221 at December 31, 2000 and 1999, respectively.
         During the year of 2000, new loans to the group totaled $2,117,778, while repayments amounted to $885,068. Certain Directors and Executive Officers have home equity loans. The net activity of these open-end credits has been reported herein.

                  As of December 31, 2000, W. J. Callis, Director, had outstanding loans in excess of 5% of stockholders' equity. The beginning balance of loans was $1,996,624 with current year activity consisting of $790,000 in advances and $352,701 in repayments for an ending balance of $2,433,923.

         Deposits

                  As of December 31, 2000, the Bank held deposits of Directors, Executive Officers, and their related interest amounting to $1,234,173.

13.      Off-Balance-Sheet Instruments/Credit Concentrations

                  The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Unless noted otherwise, the Bank does not require collateral or other security to support these financial instruments. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to facilitate the transaction of business between these parties where the exact financial amount of the transaction is unknown but a limit can be projected. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. There is a fee charged for this service.

                  As noted in Note 9 on December 31, 2000, the Bank had outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

                  As of December 31, 2000, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, and an unfunded business loan. The total amount of these commitments amounted to $22,875,073.

                  For related information concerning contract commitments not reflected in the balance sheet refer to Note 9.

         Concentrations

                  The Bank has no concentrations of credit concerning an individual borrower or economic segment. The Bank confines its lending activities to within the state and more specifically its local geographic areas. The concentrations of credit by loan type are set forth in Note 3. Regulatory requirements limit the Bank's aggregate loans to any one borrower to a level of approximately $3,000,000.

14.      Regulatory Matters

                  Pursuant to regulations of the Federal Reserve Board, the banking operation of the Company is required to maintain certain minimum levels of capital. The Bank maintained the following capital ratios as of December 31:

                                                    2000     1999
                                                   Actual   Actual    Minimum
                                                    Rate     Rate    Standards

Total Capital to Risk Weighted Assets              13.07%   13.38%     8.00%
                                                   ======   ======     =====

Tier I Capital to Risk Weighted Assets             11.97%   12.30%     4.00%
                                                   ======   ======     =====

Tier I Capital to Total Average Assets              8.73%    9.09%     4.00%
                                                    =====    =====     =====

                  While the level of capital declined on a percentage basis due to growth and the initiation of a stock repurchase program, the capital ratios exceed the minimum ratios required by regulatory authorities.

15.      Capital

                  Beginning in 2000, the Company discontinued the dividend reinvestment plan and continued the stock repurchase program initiated in 1999. Through the repurchase program, the Company bought back 16,944.091 shares of common stock in 2000.

                  The Company also sold stock through the employee stock option plan. The sales for the year amounted to 7,586 shares of common stock. The net result of the stock plans resulted in a decline of $1,965 in common stock and $97,461 in capital surplus.

                  The Company is authorized to issue 200,000 shares of preferred stock with a par value of $25.00. To date, no preferred stock has been issued by the Company. Currently, management has no plans to utilize this second class of stock.

16.      Stock Option Plan

                  On April 20, 1995, the stockholders retroactively approved two incentive stock option plans with an effective date of March 16, 1995. One plan consisting of option awards to purchase 120,000 shares of the Company's common stock was approved for the employees of the Company, while the second plan consisting of option awards to purchase 80,000 shares of the Company's common stock was approved for the "outside" Directors of the Company. All participants must have been employed for two calendar years.

                  At the annual stockholders meeting held on April 15, 1999, the stockholders approved a plan that increased the number of shares in the Employee Stock Option Plan from 120,000 shares by an additional 150,000 shares for a total of 270,000 shares. All of the options expire ten years from the date of grant.

                  The table below details the status of the shares in the plan as of December 31, 2000 and 1999:

                                      2000

                            Prior Year          Current Year Activity
                            Exercised
                               and
Incentive Stock  Original  Outstanding  Options   Options   Options   Remaining
  Option Plan      Pool      Options    Granted  Exercised  Canceled   in Pool

Employees        270,000     138,157    13,000     1,586     20,000    121,928
Directors         80,000      54,000    12,000     6,000          -     14,000

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

         Commitments to Extend Credit and Letters of Credit

                  The fair value of commitments and letters of credit is the amount of the unfunded commitment, as a market rate will be set at the time of the funding of the commitment.

                  The estimated fair values of the Bank's financial instruments are as follows:

                                      2000                       1999
                                      ----                       ----

                             Carrying      Fair         Carrying       Fair
                              Amount       Value         Amount        Value
Financial Assets
 Cash and due from banks $  5,587,737  $  5,587,737  $  7,533,280  $  7,533,280
 Federal funds sold         4,281,000     4,281,000             -             -
 Investments
   Available-for-sale      19,876,394    19,677,408    22,934,298    22,934,298
   Held-to-maturity         5,244,718     5,167,865     5,383,170     5,072,147
 Loans
   Demand loans                     -             -       769,352       769,352
   Accrual loans           20,969,201    20,968,201    22,653,680    22,653,680
   Installment loans       27,509,990    28,181,606    26,232,943    25,146,525
   Real estate loans      120,839,070   103,831,473   108,649,662   107,206,239
   Participation loans -
     out                   (4,600,992)   (4,600,992)    6,042,910     6,042,910

Financial Liabilities
 Deposits
   Demand (noninterest-
     bearing)              20,033,199    20,033,199    16,213,541    16,213,541
   Demand (interest-
     bearing)              29,741,428    29,741,428    27,951,811    27,951,811
   Savings                  9,665,332     9,665,332     9,763,624     9,763,624
   Certificates of
     deposit              121,756,858   119,871,696   110,811,564   108,012,019
   Federal funds purchased          -             -     7,035,000     7,035,000

Unrecognized Financial
  Instruments
   Unused loan commitments 22,875,073    22,875,073    18,561,686    18,561,686
   Unissued letters of
     credit                 1,397,471     1,397,471     1,825,989     1,825,989

18.      Quantitative and Qualitative Disclosures About Market Risk

                  As with the banking industry in general, market risk is inherent in the Company's operation. A majority of the business is built around financial products, which are sensitive to changes in market rates. Such products, categorized as loans, investments, and deposits are utilized to transfer financial resources. These products have varying maturities, however, and this provides an opportunity to match assets and liabilities so as to offset a portion of the market risk.

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


                           Benchmark Bankshares, Inc.

                         Fair Value of Financial Assets

                                December 31, 2000


                                                                                                                     Current
Categories                         2001          2002          2003          2004          2005       Thereafter      Value
----------                         ----          ----          ----          ----          ----       ----------      -----

Loans
  Commercial                    $21,783,557   $         -   $         -   $         -   $         -   $        -   $19,810,083
  Mortgage                       27,781,083    20,163,550    29,879,405    23,856,228    19,481,072    6,612,452    99,230,481
  Consumer                       14,328,662     9,917,637     6,039,151     3,490,698     1,186,279      143,234    28,181,606

Investments
  U. S. Government Agencies         863,810     1,363,810     2,820,410     3,190,273     1,847,380    8,762,213    13,637,165
  Municipals
   Nontaxable                       967,015       707,516     1,590,368       286,249       286,249    5,781,836     8,404,564
   Taxable                           61,693        61,693        61,693       556,572        31,450      141,525       981,525
  Mortgage Backed Securities        278,301       250,799       226,295       204,393       311,052      582,795     1,621,527


                                                                                                                     Current
Categories                         2001          2002          2003          2004          2005       Thereafter      Value
----------                         ----          ----          ----          ----          ----       ----------      -----

Certificates of Deposits
  < 182 days                      2,557,822             -             -             -             -            -     2,557,822
  182 - 364 days                  5,314,777             -             -             -             -            -     5,193,509
  1 year - 2 years               41,086,493    10,557,182             -             -             -            -    48,783,498
  2 years - 3 years               4,913,432     9,282,392        64,775             -             -            -    13,113,620
  3 years - 4 years               1,808,424     1,249,333     4,931,492             -             -            -     7,066,088
  4 years - 5 years                 975,834       585,096       856,603     1,004,637             -            -     2,998,838
  5 years and over                5,369,310     4,050,441    11,623,861     6,861,594    21,373,872      199,265    40,158,321

                  In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at six and twelve month intervals.



                           Benchmark Bankshares, Inc.

                        Variable Interest Rate Disclosure

                                December 31, 2000

                                  Valuation of Securities           No             Valuation of Securities
                                  Given an Interest Rate         Change In         Given an Interest Rate
                               Decrease of (x) Basis Points      Interest       Increase of (x) Basis Points
Categories                      (200 BPS)        (100 BPS)         Rate            100 BPS         200 BPS
----------                      ---------        ---------         ----            -------         -------

Loans
  Commercial                  $ 20,202,631     $ 20,004,913     $19,810,083     $19,618,084     $19,428,861
  Mortgage                     104,765,506      101,935,947      99,230,481      96,641,926      94,163,613
  Consumer                      29,195,195       28,680,222      28,181,606      27,698,626      27,230,604

Investments
  U. S. Government Agencies     14,710,533       14,156,988       13,637,165     13,061,783      12,530,109
  Municipals
    Nontaxable                   9,124,123        8,808,902        8,404,564      7,902,559       7,433,229
    Taxable                      1,084,942        1,030,885          981,525        936,645         896,018
  Pooled Securities              1,773,452        1,697,490        1,621,527      1,621,527       1,545,565

Certificates of Deposit
  < 182 days                     2,583,256        2,570,519        2,557,822      2,545,328       2,532,872
  182 - 364 days                 5,295,336        5,244,049        5,193,509      5,143,702       5,094,613
  1 year - 2 years              49,922,355       49,346,537       48,783,498     48,232,827      47,694,127
  2 years - 3 years             13,535,676       13,321,820       13,113,620     12,910,873      12,713,382
  3 years - 4 years              7,394,070        7,227,193        7,066,088      6,910,495       6,760,173
  4 years - 5 years              3,145,484        3,070,736        2,998,838      2,929,648       2,863,035
  5 plus years                  43,031,596       41,559,545       40,158,321     38,823,744      37,551,920

                  Only financial instruments that do not have daily price adjustment capabilities are herein presented.

19.      Parent Company

                  Financial statements for Benchmark Bankshares, Inc. (not consolidated) are herein presented. Since the parent company has not entered into any substantial transactions, only the parent company's statements are presented.

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                                 Balance Sheets

                        December 31, 2000, 1999, and 1998

                                   A S S E T S

                                           2000          1999          1998
                                           ----          ----          ----
Cash                                    $ 4,324,894   $ 3,111,052   $ 1,909,855
Investment in subsidiary                 18,401,336    17,419,106    17,584,952
Receivable - reimbursement                       81            81             -
                                        -----------   -----------   -----------
               Total Assets             $22,726,311   $20,530,239   $19,494,807
                                        ===========   ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Dividends payable                    $   541,120   $   482,493   $   479,594

Stockholders' Equity
   Common stock, par value $.21 per
      share, authorized 4,000,000
      shares; issued and outstanding
      3,006,219.501 12-31-00, issued
      and outstanding 3,015,577.591
      12-31-99, issued and outstanding
      2,997,465.366 12-31-98                631,307       633,272       629,678
   Surplus                                4,404,047     4,501,508     4,314,339
   Retained earnings                     17,149,837    14,912,966    14,071,196
                                        -----------   -----------   -----------
              Total Stockholders'
                 Equity                  22,185,191    20,047,746    19,015,213
                                        -----------   -----------   -----------

              Total Liabilities and
                 Stockholders' Equity   $22,726,311   $20,530,239   $19,494,807
                                        ===========   ===========   ===========

                              Statements of Income

                  Years Ended December 31, 2000, 1999, and 1998

                                           2000          1999          1998
                                           ----          ----          ----
Income
   Dividends from subsidiary            $ 2,300,000   $ 2,000,000   $   600,000
                                        -----------   -----------   -----------
               Total Income               2,300,000     2,000,000       600,000

Expenses
   Professional fees                         11,500        20,038        16,470
   Supplies, printing, and postage           10,809         7,410         8,654
   Taxes - miscellaneous                        900           825           850
                                        -----------   -----------   -----------
               Total Expenses                23,209        28,273        25,974
                                        -----------   -----------   -----------

Income (Loss) Before Equity in
   Undistributed Income of Subsidiary     2,276,791     1,971,727       574,026

Equity in Income of Subsidiary
   (includes tax benefit of parent
   company operating loss)                  568,270       739,780     2,070,139
                                        -----------   -----------   -----------
               Net Income               $ 2,845,061   $ 2,711,507   $ 2,644,165
                                        ===========   ===========   ===========

Page 62 of 84
                           Benchmark Bankshares, Inc.
                              (Parent Company Only)

                  Statements of Changes in Stockholders' Equity

                  Years Ended December 31, 2000, 1999, and 1998

                                                                          Unrealized
                                     Common                   Retained    SEC Gain
                                      Stock      Surplus      Earnings     (Loss) *        Total

Balance January 1, 1998             $617,990   $3,667,557   $12,189,180   $ 177,545     $16,652,272

Net Income
   Parent                                                       574,026                     574,026
   Equity in income of subsidiary                             2,070,139                   2,070,139

Sale of Stock                         11,562      653,800                                   665,362
Redemption of Stock                      (84)      (7,018)                                   (7,102)

Semi-Annual Cash
   Dividend Declared
      June 18, 1998, $.15 per share                            (447,630)                   (447,630)
      December 17, 1998, $.16 per share                        (479,594)                   (479,594)

Adjustments                              210                      1,975                       2,185
Unrealized Security Gains (Losses)                                          (14,445)        (14,445)
                                    ________   __________   ___________   _________     ____________

Balance December 31, 1998            629,678    4,314,339    13,908,096     163,100      19,015,213

Net Income
   Parent                                                     1,971,727                   1,971,727
   Equity in income of subsidiary                               539,780                     539,780
Sale of Stock                          8,072      450,102                                   458,174
Redemption of Stock                       (5)        (312)                                     (317)
Stock repurchase                      (4,473)    (262,621)                                 (267,094)
Semi-Annual Cash
   Dividend Declared
      June 17, 1999, $.16 per share                            (481,426)                   (481,426)
      December 16, 1999, $.16 per share                        (482,493)                   (482,493)

Adjustments                                                        (174)                       (174)
Unrealized Security Gains (Losses)                                         (705,644)       (705,644)
                                    ________   __________   ___________   _________     ____________

Balance December 31, 1999            633,272    4,501,508    15,455,510    (542,544)     20,047,746

Net Income
   Parent                                                     2,276,791                   2,276,791
   Equity in income of subsidiary                               568,270                     568,270

Sale of Stock                          1,593       54,391                                    55,984
Redemption of Stock                       (3)        (111)                                     (114)
Stock repurchase                      (3,555)    (151,741)                                 (155,296)

Semi-Annual Cash
   Dividend Declared
      June 15, 2000, $.16 per share                            (480,996)                   (480,996)
      December 21, 2000, $.18 per share                        (541,120)                   (541,120)

Adjustments                                                       2,713                       2,713
Unrealized Security Gains (Losses)                                          411,213         411,213
                                    ________   __________   ___________   _________     ____________

Balance December 31, 2000           $631,307   $4,404,047   $17,281,168   $(131,331)    $22,185,191
                                    ========   ==========   ===========   ==========    ============

* Net of tax effect.

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                            Statements of Cash Flows

                  Years Ended December 31, 2000, 1999, and 1998


                                           2000          1999          1998
                                           ----          ----          ----
Cash Flows from Operating Activities
   Net income                           $2,845,061    $2,711,507    $2,644,165
   Increase in receivable                        -           (81)            -
                                        -----------   -----------   -----------

               Net Cash Provided by
                  Operating Activities   2,845,061     2,711,426     2,644,165

Cash Flows from Investing Activities
   Undistributed earnings of subsidiary   (568,270)     (739,972)   (2,031,902)
   Capital adjustment                          (34)            -             -
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Investing Activities    (568,304)     (739,972)   (2,031,902)

Cash Flows from Financing Activities
   Sale of stock                            55,984       458,174       665,362
   Redemption of stock                        (114)     (267,411)       (7,102)
   Stock repurchase                       (155,296)            -             -
   Dividends paid                         (963,489)     (961,020)     (927,224)
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Financing Activities  (1,062,915)     (770,257)     (268,964)
                                        -----------   -----------   -----------

Net Increase (Decrease) in Cash          1,213,842     1,201,197       343,299

Cash - Beginning of Year                 3,111,052     1,909,855     1,566,556
                                        -----------   -----------   -----------

Cash - End of Year                      $4,324,894    $3,111,052    $1,909,855
                                        ===========   ===========   ===========

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Directors of the Company, their ages, and principal occupations are set forth in the table below as of December 31, 2000:

                                Principal Occupation for Last Five Years                       Director of the Company
          Name (Age)            Position Held with Company and Subsidiary                        or Subsidiary Since

R. Michael Berryman             Pharmacist                                                               1978
   (60)                         Principal, Smith's Pharmacy, Inc.
                                Pharmacy Associates, Inc.
                                Chairman of Board, Company and Subsidiary

Mark F. Bragg                   Principal, Atlantic Medical, Inc.                                        1999
   (39)

Lewis W. Bridgforth             Physician                                                                1971
   (61)

William J. Callis               Building Contractor                                                      1989
   (58)                         Vice President, Kenbridge Construction Co., Inc.
                                Vice Chairman of Board, Company and Subsidiary

Earl H. Carter, Jr.             Principal, Taylor-Forbes Equipment                                       2000
   (52)                         Company, Inc.

Earl C. Currin, Jr.             Provost,                                                                 1986
   (57)                         John H. Daniel Campus of Southside
                                Virginia Community College

C. Edward Hall                  Pharmacist                                                               1971
   (60)                         Partner, Victoria Drug Company

J. Ryland Hamlett               Retired Personnel Manager,                                               1986
   (58)                         Southside Electric Cooperative

Wayne J. Parrish                Principal, Parrish Trucking Co., Inc.                                    1979
   (62)

Ben L. Watson, III              President and CEO,                                                       1976
   (57)                         Company and Subsidiary

Executive Officers of the Company

         The Executive Officers of the Bank and their positions are set forth below:

          Name (Age)            Position Held with Subsidiary                                       Officer Since

Ben L. Watson, III  (A)         Director, President and CEO                                             1971
   (57)

Michael O. Walker (B)           Senior Vice President for Branch Administration and                     1975
   (50)                         Marketing and Recording Secretary

Janice W. Pernell  (C)          Senior Vice President, Cashier, Assistant                               1976
   (54)                         Secretary, and Compliance Officer

(A) Mr. Watson serves in a dual capacity of President and CEO for both the Company and the subsidiary.

(B)      Mr. Walker also serves as Recording Secretary of the Company.

(C)      Mrs. Pernell also serves as Cashier and Treasurer of the Company.

         Mr. Watson and Mrs. Pernell have served the Bank since it commenced business in 1971. Mr. Watson started with the Bank as Operations Officer, was appointed Cashier in 1973, appointed Executive Vice President in 1975, and appointed to his current position in March of 1990. Mrs. Pernell was appointed Operations Officer and Cashier in 1978, Assistant Vice President and Cashier in 1980, Vice President, Cashier, and Compliance Officer in 1988, and to her current position of Senior Vice President, Cashier, Assistant Secretary, and Compliance Officer in 1993.

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

ITEM 11    EXECUTIVE COMPENSATION

A.       Summary of Cash and Certain Other Compensation to Executive Officer

                                                                              Long-Term
                                    Annual Compensation Compensation         Compensation
                                                             (1) (2)          Number of
                                                              Other           Securities
   Name and Principal                        Incentive        Annual          Underlying        All Other
        Position          Year     Salary      Bonus       Compensation         Option         Compensation
        --------          ----     ------      -----       ------------         ------         ------------

Ben L. Watson, III        2000    $116,004    $24,039         $5,050           6,000(3)            None

President and Chief       1999     116,004     21,442          4,200           6,000(3)            None

Executive Officer         1998     112,500     34,271          4,800           7,000(3)            None


Michael O. Walker         2000      85,008     16,709          1,950           6,000               None

Senior Vice President     1999      85,008     15,167          1,800           6,000               None

                          1998      82,500     22,277          1,800           6,000               None

Janice W. Pernell         2000      85,008     15,167           None           5,850(3)            None
Senior Vice President     1999      85,008     15,167           None           5,850(3)            None
                          1998      82,500     22,277           None           5,850(3)            None


         (1) The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and incentive bonus.

         (2) Other Annual Compensation represents Director's fees paid to Mr. Watson for services performed as a Director of the Bank, and fees paid to Mr. Walker for services performed as Recording Secretary of the Board of the Bank.

         (3) Mr. Watson exercised 1,000 options on March 2, 1998 and 1,000 options on February 5, 1999 and Mrs. Pernell exercised 150 options on January 27, 1998.

B.       Compensation to Directors

                  No fees are paid to Directors for service on the Board of the Company. During 2000, for service on the Board of the Bank, a fee of $1,200 per Director was paid, based on the performance of the Bank, plus $250 for each Bank Board meeting attended and, except to Mr. Watson, $175 for each Bank Board Committee meeting attended during the year.

C.       Employment Agreements

                  The Company, or its subsidiary, has no employment agreements with any of its employees.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

                  The following table sets forth information regarding the beneficial ownership of the Company's common stock as of March 1, 2001:

                                                                                              Shares
                                                                                           Beneficially
                                                                                              Owned
                                                                                            % of Shares
                                                                 Director/Officer of       Beneficially
       Name and Age          Principal Occupation                Company/Subsidiary           Owned

R. Michael Berryman          Pharmacist                                 1978               89,843.886(1)
   (60)                                                                                        2.99%

Mark F. Bragg                Principal, Atlantic                        1999               3,097.409(2)
   (39)                      Medical, Inc.                                                     1.03%

Lewis W. Bridgforth          Physician                                  1971               35,680.657(3)
   (61)                                                                                        1.19%

William J. Callis            Building Contractor                        1989               32,120.974(4)
   (58)                                                                                        1.07%

Earl H. Carter, Jr.          Principal, Taylor-Forbes                   2000                  755.000
   (52)                      Equipment Company, Inc.                                           .03%

Earl C. Currin, Jr.          Provost                                    1986                13,178.000
   (57)                                                                                        .44%

C. Edward Hall               Pharmacist                                 1971               38,101.037(5)
   (60)                                                                                        1.27%

J. Ryland Hamlett            Retired Personnel Manager                  1986               44,977.000(6)
   (58)                                                                                        1.50%

Wayne J. Parrish             Principal, Parrish                         1979               28,384.872(7)
   (62)                      Trucking Co., Inc.                                                .95%

Ben L. Watson, III           President and CEO                          1971               16,471.508(8)
   (57)                      Company and Subsidiary                                            .55%

Michael O. Walker            Senior Vice President for                  1975                 46,000(9)
   (50)                      Branch Administration and                                         1.53%
                             Marketing and Recording
                             Secretary, Benchmark Community
                             Bank

Janice W. Pernell            Senior Vice President,                     1976                 5,486.375
   (54)                      Cashier, Assistant Secretary,                                     .18%
                             and Compliance Officer,
                             Benchmark Community Bank


                                                                                              Shares
                                                                                           Beneficially
                                                                                              Owned
                                                                                           % of Shares
                                                                                           Beneficially
                                                                                              Owned

Number and Percentage of Company Common Stock Held
Beneficially as of March 1, 2001 by Directors and Executive                                354,096.718
Officers of the Company (12 persons).                                                         12.73%


(1) Includes 2,114.494 shares held jointly with Mr. Berryman's wife, 38,302.704 shares owned solely by her, and 5,728.074 shares held as custodian for one of his children.

(2) Includes 97.409 shares held jointly with Mr. Bragg's wife.

(3) Includes 20,337.218 shares owned solely by Dr. Bridgforth's wife.

(4) Includes 21,140.644 shares held jointly with Mr. Callis's wife.

(5) Includes 260 shares owned solely by Mr. Hall's wife, and 5,040 shares held jointly with his mother.

(6) Includes 34,256 shares held as trustee for the John A. and Mary F. Cordle Revocable Trust.

(7) Includes 6,971.168 shares held jointly with Mr. Parrish's wife and 6,925.035 shares owned solely by her.

(8) Includes 457.508 shares owned solely by Mr. Watson's wife.

(9) Includes 25,000 shares owned jointly with Mr. Walker's wife.

The share ownership listed above reflects the shares necessary to meet the ownership requirements for bank directors pursuant to the Virginia Banking Act.

No person owned of record or was known to own beneficially more than 5.0% of the outstanding common stock of the Company as of December 31, 2000. The following table details information concerning a stock certificate holder that is in the business of marketing investments.

Actual ownership of shares or partial shares by investors through this company is not known by management. The following table provides certificate holder information:

                                    No. of Shares                 Percentage
               Name                in Certificates              Of Shares Held

CEDE & Company                         797,824                      26.54%
Box 20
Bowling Green Station
New York, New York  10081

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

         Balances, as of December 31, of the year are summarized below:

                                              2000         1999         1998
                                              ----         ----         ----

Executive Officers and their families      $  377,564   $  235,034   $  204,123
Directors and their families (1)              679,499      188,610      397,172
Corporations in which Directors and
   Officers had an interest                 3,387,868    2,788,577    1,728,987
                                           ----------   ----------   ----------

               Total                       $4,444,931   $3,212,221   $2,330,282
                                           ==========   ==========   ==========

(1) Loans to Mr. Watson that are reported as loans to Executive Officers are not included in loans to Directors.

Refer to Item 14(a) - Financial Statement Schedules

         At year end 2000, Directors and Executive Officers had been granted lines of credit in the amount of $2,001,500. As of December 31, 2000, $899,183 of these lines was unexercised and available.

Stock Sales to Related Parties

         The current Directors and Executive Officers acquired 3,755 shares of Company stock during 2000 through exercising of stock options and purchases of shares on the open market. All shares were purchased through the dividend reinvestment program. The average price of shares purchased through dividend reinvestment was $9.40.

PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

(a)  (1)          The following consolidated financial statements of Benchmark
           Bankshares, Inc. and its subsidiary, Benchmark Community Bank, included in the annual report of the registrant to its stockholders for the year ended December 31, 2000 are included in Item 8:

                  Consolidated Statements of Financial Condition - December 31,
                     2000 and 1999
                  Consolidated Statements of Income - Years Ended December 31,
                     2000, 1999, and 1998
                  Consolidated Statements of Changes in Stockholders' Equity -
                     Years Ended December 31, 2000 and 1999
                  Consolidated Statements of Cash Flows - Years Ended December
                     31, 2000, 1999, and 1998
                  Notes to Consolidated Financial Statements - December 31,
                     2000, 1999, and 1998

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2001.

                           Benchmark Bankshares, Inc.
                 (formerly Lunenburg Community Bankshares, Inc.)
                                  (Registrant)




By       Ben L. Watson, III                     By          Janice W. Pernell,
               President                                  Cashier and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities have signed this report on March 15, 2001.


C. Edward Hall, Director       03-15-01  Ben L. Watson, III, President  03-15-01
---------------------------------------  ---------------------------------------




Mark F. Bragg, Director        03-15-01  Earl C. Currin, Jr., Director  03-15-01
---------------------------------------  ---------------------------------------




J. Ryland Hamlett, Director    03-15-01  Lewis W. Bridgforth, Director  03-15-01
---------------------------------------  ---------------------------------------




William J. Callis, Director    03-15-01  R. Michael Berryman, Director  03-15-01
---------------------------------------  ---------------------------------------




Earl H. Carter, Jr., Director  03-15-01  Wayne J. Parrish, Director     03-15-01
---------------------------------------  ---------------------------------------

ITEM 14(c)    EXHIBIT 6

         The only subsidiary of the Registrant is Benchmark Community Bank, a Virginia banking corporation, located in Kenbridge, Lunenburg County, Virginia. It is owned 100% by Registrant.

ITEM 14(d)    SCHEDULE II - INDEBTEDNESS TO RELATED PARTIES

                          Year Ended December 31, 2000

                                   Balance                              Balance
                                 at Beginning                          at End of
        Name of Person            of Period    Additions   Deductions   Period

Executive Officers,
   Directors, and Their
   Related Interest              $3,212,221   $2,117,778  $  885,068  $4,444,931

W. J. Callis, Director(1)(2)(3)   1,996,624      790,000     352,701   2,433,923



                          Year Ended December 31, 1999

Executive Officers,
   Directors, and Their
   Related Interest              $2,330,282   $1,890,791  $1,008,852  $3,212,221

W. J. Callis, Director(1)(2)(3)   1,405,724      912,963     322,063   1,996,624



                          Year Ended December 31, 1998

Executive Officers,
   Directors, and Their
   Related Interest              $1,952,802   $1,424,928  $1,047,448  $2,330,282

W. J. Callis, Director(1)(2)(3)     945,664    1,284,062     824,002   1,405,724















(1) Loans to related parties that exceed 5% of the capital of the Company.

(2) Loans to business interest.

(3) Loans are included in the totals presented for the Executive Officers, Directors, and their interest.

ITEM 14(d)    SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
Page 1

                           Benchmark Bankshares, Inc.

                          Year Ended December 31, 2000


       Col. A                  Col. B        Col. C      Col. D       Col. E         Col. F
                             Balance at                               Other          Balance
                             Beginning     Additions                  Changes       at End of
   Classification            of Period      at Cost    Retirement   Add (Deduct)     Period

Land                         $  799,690   $  118,058   $        -    $       -     $  917,748

Buildings and improvements    2,401,090      232,367            -            -      2,633,457
Leasehold improvements          166,521          869            -            -        167,390
Construction in progress        187,969      430,668            -     (401,595)       217,042
                             ----------   ----------   ----------    ----------    ----------

                              2,755,580      663,904            -     (401,595)     3,017,889

Equipment, furniture, and
   fixtures                   2,033,002      224,347            -            -      2,257,349
                             ----------   ----------   ----------    ----------    ----------

            Total            $5,588,272   $1,006,309   $        -    $(401,595)    $6,192,986
                             ==========   ==========   ==========    ==========    ==========


                          Year Ended December 31, 1999


Land                         $  689,261   $  110,429   $        -    $       -     $  799,690

Buildings and improvements    2,351,090       50,000            -            -      2,401,090
Leasehold improvements          166,521            -            -            -        166,521
Construction in progress              -      187,969            -            -        187,969
                             ----------   ----------   ----------    ----------    ----------

Equipment, furniture, and
   fixtures                   1,886,461      146,541            -            -      2,033,002
                             ----------   ----------   ----------    ----------    ----------

            Total            $5,093,333   $  494,939   $        -    $       -     $5,588,272
                             ==========   ==========   ==========    ==========    ==========

ITEM 14(d)    SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
Page 2

                          Year Ended December 31, 1998



Land                         $  689,261   $        -   $        -    $       -     $  689,261

Buildings and improvements    2,351,090            -            -            -      2,351,090
Leasehold improvements          142,690       23,831            -            -        166,521
                             ----------   ----------   ----------    ---------     ----------

                              2,493,780       23,831            -            -      2,517,611

Equipment, furniture, and
   fixtures                   1,485,634      400,827            -            -      1,886,461
                             ----------   ----------   ----------    ---------     ----------

            Total            $4,668,675   $  424,658   $        -    $       -     $5,093,333
                             ==========   ==========   ==========    =========     ==========

ITEM 14(d) SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT


                           Benchmark Bankshares, Inc.

                          Year Ended December 31, 2000

                                         Additions
                             Balance at  Charged to                  Other     Balance at
                             Beginning   Cost and                   Changes     End of
          Description        of Period   Expenses    Retirements  Add (Deduct)  Period

Building and improvements    $  784,675  $101,681     $      -      $     -    $  886,356
Leasehold improvements          122,409     6,631            -            -       129,040
                             ----------  --------     --------      --------   ----------

          Total                 907,084   108,312            -            -     1,015,396

Equipment, furniture, and
   fixtures                   1,257,409   180,597            -            -     1,438,006
                             ----------  --------     --------      --------   ----------

          Total              $2,164,493  $288,909     $      -      $     -    $2,453,402
                             ==========  ========     ========      ========   ==========


                          Year Ended December 31, 1999

Building and improvements    $  685,890  $ 98,785     $      -      $     -    $  784,675
Leasehold improvements          115,820     6,589            -            -       122,409
                             ----------  --------     --------      --------   ----------

          Total                 801,710   105,374            -            -       907,084

Equipment, furniture, and
   fixtures                   1,091,232   166,220            -          (43)    1,257,409
                             ----------  --------     --------      --------   ----------

          Total              $1,892,942  $271,594     $      -      $   (43)   $2,164,493
                             ==========  ========     ========      ========   ==========


                          Year Ended December 31, 1998

Building and improvements    $  581,308  $ 98,963     $      -      $ 5,619    $  685,890
Leasehold improvements          111,657     4,163            -            -       115,820
                             ----------  --------     --------      --------   ----------

          Total                 692,965   103,126            -        5,619       801,710

Equipment, furniture, and
   fixtures                     977,844   119,007            -       (5,619)    1,091,232
                             ----------  --------     --------      --------   ----------

          Total              $1,670,809  $222,133     $      -      $     -    $1,892,942
                             ==========  ========     ========      ========   ==========

ITEM 14(d)(1) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                    Balance Sheet, December 31, 2000 and 1999


                                     Assets

                                                         2000          1999
                                                         ----          ----

Cash                                                 $ 4,324,894   $ 3,111,052
Investment in subsidiary                              18,401,336    17,419,106
Receivable - reimbursement                                    81            81
                                                     -----------   -----------

               Total Assets                          $22,726,311   $20,530,239
                                                     ===========   ===========


                      Liabilities and Stockholders' Equity

Liabilities
   Dividends payable                                 $   541,120   $   482,493

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 3,006,219.501 12-31-00,
      issued and outstanding 3,015,577.591
      12-31-99                                           631,307       633,272
   Surplus                                             4,404,047     4,501,508
   Retained earnings                                  17,149,837    14,912,966
                                                     -----------   -----------

               Total Stockholders' Equity             22,185,191    20,047,746
                                                     -----------   -----------

               Total Liabilities and
                  Stockholders' Equity               $22,726,311   $20,530,239
                                                     ===========   ===========

ITEM 14(d)(2)    SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS
Page 1           PURSUANT TO SEC REGULATIONS


                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                              Statements of Income

                  Years Ended December 31, 2000, 1999, and 1998


                                             2000         1999          1998
                                             ----         ----          ----

Income
   Dividends from subsidiary              $2,300,000   $2,000,000    $  600,000
                                          ----------   ----------    ----------

               Total Income                2,300,000    2,000,000       600,000

Expenses
   Professional fees                          11,500       20,038        16,470
   Supplies, printing, and postage            10,809        7,410         8,654
   Taxes - miscellaneous                         900          825           850
                                          ----------   ----------    ----------

               Total Expenses                 23,209       28,273        25,974
                                          ----------   ----------    ----------

Income (Loss) Before Equity in
   Undistributed Income of Subsidiary      2,276,791    1,971,727       574,026

Equity in Income of Subsidiary (includes
   tax benefit of parent company
   operating loss)                           568,270      739,780     2,070,139
                                          ----------   ----------    ----------

               Net Income                 $2,845,061   $2,711,507    $2,644,165
                                          ==========   ==========    ==========

ITEM 14(d)(2)    SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS
Page 2           PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.
                              (Parent Company Only)

                  Statement of Changes in Stockholders' Equity

                  Years Ended December 31, 2000, 1999, and 1998

                                                                               Unrealized
                                       Common                    Retained       SEC Gain
                                        Stock       Surplus       Earnings       (Loss) *      Total

Balance January 1, 1998               $617,990    $3,667,557    $12,189,180    $ 177,545    $16,652,272

Net Income
   Parent                                                           574,026                     574,026
   Equity in income of subsidiary                                 2,070,139                   2,070,139

Sale of Stock                           11,562       653,800                                    665,362
Redemption of Stock                        (84)       (7,018)                                    (7,102)

Semi-Annual Cash
   Dividend Declared
      June 18, 1998, $.15 per share                                (447,630)                   (447,630)
      December 17, 1998, $.16 per
         share                                                     (479,594)                   (479,594)
Adjustments                                210                        1,975                       2,185
Unrealized Security Gains (Losses)                                               (14,445)       (14,445)
                                      _________   ___________   ____________   __________   ____________

Balance December 31, 1998              629,678     4,314,339     13,908,096     163,100      19,015,213

Net Income
   Parent                                                         1,971,727                   1,971,727
   Equity in income of subsidiary                                   539,780                     539,780

Sale of Stock                            8,072       450,102                                    458,174
Redemption of Stock                         (5)         (312)                                      (317)
Stock Repurchase                        (4,473)     (262,621)                                  (267,094)

Semi-Annual Cash
   Dividend Declared
      June 17, 1999, $.16 per share                                (481,426)                   (481,426)
      December 16, 1999, $.16 per
         share                                                     (482,493)                   (482,493)

Adjustments                                                            (174)                       (174)
Unrealized Security Gains (Losses)                                 (705,644)                   (705,644)
                                      _________   ___________   ____________   __________   ____________

Balance December 31, 1999              633,272     4,501,508     15,455,510     (542,544)    20,047,746

Net Income
   Parent                                                         2,276,791                   2,276,791
   Equity in income of subsidiary                                   568,270                     568,270

Sale of Stock                            1,593        54,391                                     55,984
Redemption of Stock                         (3)         (111)                                      (114)
Stock Repurchase                        (3,555)     (151,741)                                  (155,296)

Semi-Annual Cash
   Dividend Declared
      June 15, 2000, $.16 per share                                (480,996)                   (480,996)
      December 21, 2000, $.18 per
         share                                                     (541,120)                   (541,120)

Adjustments                                                           2,713                       2,713
Unrealized Security Gains (Losses)                                               411,213        411,213
                                      _________   ___________   ____________   __________   ____________

Balance December 31, 2000             $631,307    $4,404,047    $17,281,168    $(131,331)   $22,185,191
                                      =========   ===========   ============   ==========   ============

* Net of tax effect.

ITEM 14(d)(3) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                            Statements of Cash Flows

                  Years Ended December 31, 2000, 1999, and 1998


                                           2000          1999          1998
                                           ----          ----          ----

Cash Flows from Operating Activities
   Net income                           $2,845,061    $2,711,507    $2,644,165
   Increase in receivable                        -           (81)            -
                                        -----------   -----------   -----------

               Net Cash Provided by
                  Operating Activities   2,845,061     2,711,426     2,644,165

Cash Flows from Investing Activities
   Undistributed earnings of subsidiary   (568,270)     (739,972)   (2,031,902)
   Capital adjustment                          (34)            -             -
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Investing Activities    (568,304)     (739,972)   (2,031,902)

Cash Flows from Financing Activities
   Sale of stock                            55,984       458,174       665,362
   Redemption of stock                        (114)     (267,411)       (7,102)
   Stock repurchase                       (155,296)            -             -
   Dividends paid                         (963,489)     (961,020)     (927,224)
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Financing Activities  (1,062,915)     (770,257)     (268,964)
                                        -----------   -----------   -----------

Net Increase (Decrease) in Cash          1,213,842     1,201,197       343,299

Cash - Beginning of Year                 3,111,052     1,909,855     1,566,556
                                        -----------   -----------   -----------

Cash - End of Year                      $4,324,894    $3,111,052    $1,909,855
                                        ===========   ===========   ===========

ITEM 14(d)(4) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

Investment Securities - Realized Gains and Losses

                                                 Realized    Realized
                                                   Gains      Losses

For the Year Ended December 31, 2000
   U. S. Government Agencies                      $    -      $    -
   Pooled Securities                                 300       2,428
   State and Political Subdivisions                3,199       4,379
                                                  ------      ------

               Total                              $3,499      $6,807
                                                  ======      ======

For the Year Ended December 31, 1999
   U. S. Government Agencies                      $    -      $  547
   State and Political Subdivisions                    -           -
                                                  ------      ------

               Total                              $    -      $  547
                                                  ======      ======

ITEM 14(d)(5) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS


Capital Ratios for the Bank Subsidiary

                                                                    Bank
                                                                   Ratios

Total Capital to Risk Weighted Assets                              13.07%

Tier I Capital to Risk Based Assets                                11.97%

Tier I Capital to Total Book Assets                                 8.73%