Form 10-K/A
period 2000-12-31
BENCHMARK BANKSHARES INC
filed 2001-03-30
CIK 804563

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





                                     Creedle, Jones, and Alga, P. C.
                                     Certified Public Accountants

Page 40 of 85
                                                                      Exhibit A
                                                                         Page 1

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
                                                =============    =============

Page 41 of 85
                                                                      Exhibit A
                                                                         Page 2

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

Page 42 of 85
                                                                      Exhibit B
                                                                         Page 1

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

Page 43 of 85
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

Page 44 of 85
                                                                      Exhibit C


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

Page 45 of 85
                                                                      Exhibit D
                                                                         Page 1

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
                                        ============  ============  ============

Page 46 of 85
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
                                        ===========   ===========   ===========

Page 62 of 85
                           Benchmark Bankshares, Inc.
                              (Parent Company Only)

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

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


     We have reviewed the accompanying 10-K filing including the balance sheet of Benchmark Bankshares, Inc. (a corporation) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Benchmark Bankshares, Inc.

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

     Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The additional required information included in the 10-K filing for December 31, 2000 is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.




                                     Creedle, Jones, and Alga, P. C.
                                     Certified Public Accountants

March 1, 2001

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