Form 10-Q
period 2001-03-31
BENCHMARK BANKSHARES INC
filed 2001-05-07
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2001.

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

                                  2,980,714.833

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Part I - Table of Contents

                                 March 31, 2001


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

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                   (Unaudited)      (Audited)
                                                    March 31,      December 31,
                                                      2001             2000
                                                      ----             ----

Assets
   Cash and due from banks                        $  6,283,859    $  5,587,737
   Securities
      Federal Agency obligations                    11,023,000      13,702,620
      State and municipal obligations                9,757,392       9,397,487
      Mortgage backed securities                     1,608,205       1,621,527
      Other securities                                 195,490         200,492
      Federal funds sold                             6,506,000       4,281,000

   Loans                                           170,234,305     164,717,269
      Less
         Unearned interest income                       (5,445)        (10,982)
         Allowance for loan losses                  (1,708,536)     (1,667,723)
                                                  -------------   -------------

               Net Loans                           168,520,324     163,038,564

   Premises and equipment - net                      3,898,244       3,752,830
   Accrued interest receivable                       1,726,930       1,578,538
   Deferred income taxes                               382,050         489,635
   Other real estate                                   787,899         808,508
   Other assets                                        856,465         793,598
                                                  -------------   -------------

               Total Assets                       $211,545,858    $205,252,536
                                                  =============   =============

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                  (Unaudited)       (Audited)
                                                    March 31,      December 31,
                                                      2001            2000
                                                      ----            ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)                $ 19,647,391    $ 20,033,199
      NOW accounts                                  19,715,074      22,356,687
      Money market accounts                          7,473,309       7,384,741
      Savings                                       10,168,446       9,665,332
      Time, $100,000 and over                       21,593,587      19,364,111
      Other time                                   108,410,074     102,392,747
                                                  -------------   -------------

               Total Deposits                      187,007,881     181,196,817

   Accrued interest payable                            974,431         984,159
   Accrued income tax payable                          319,176          11,441
   Dividends payable                                         -         541,120
   Other liabilities                                   388,448         333,808
                                                  -------------   -------------

               Total Liabilities                   188,689,936     183,067,345

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 03-31-01 2,980,715.534,
      issued and outstanding 12-31-00
      3,006,219.501 shares                             625,951         631,307
   Capital surplus                                   4,165,381       4,404,047
   Retained earnings                                17,961,142      17,281,168
   Unrealized security gains net of tax effect         103,448        (131,331)
                                                  -------------   -------------

               Total Stockholders' Equity           22,855,922      22,185,191
                                                  -------------   -------------

               Total Liabilities and
                  Stockholders' Equity            $211,545,858    $205,252,536
                                                  =============   =============

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.







See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

            Consolidated Statement of Income and Comprehensive Income

                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                       2001            2000
                                                       ----            ----
Interest Income
   Interest and fees on loans                      $3,884,193       $3,422,120
   Interest on U. S. Government obligations           224,734          250,126
   Interest on State and municipal obligations        113,809          124,098
   Interest on Federal funds sold                      74,818           11,912
                                                   -----------      -----------

               Total Interest Income                4,297,554        3,808,256

Interest Expense
   Interest on deposits                             2,147,621        1,793,669
   Interest on Federal funds purchased                      -           54,727
                                                   -----------      -----------

              Total Interest Expense                2,147,621        1,848,396
                                                   -----------      -----------

Net Interest Income                                 2,149,933        1,959,860
Provision for Loan Losses                              62,778           35,687
                                                   -----------      -----------
               Net Interest Income after
                  Provision                         2,087,155        1,924,173

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                        156,024          122,877
   Other operating income                              81,897          100,327
   Gains (Losses) on sale of securities                 2,434           (3,308)
                                                   -----------      -----------

               Total Noninterest Income               240,355          219,896

Noninterest Expense
   Salaries and wages                                 692,927          626,170
   Employee benefits                                  170,245          142,220
   Occupancy expenses                                  84,305           70,206
   Furniture and equipment expense                     57,971           46,838
   Other operating expenses                           335,737          295,699
                                                   -----------      -----------

               Total Noninterest Expense            1,341,185        1,181,133
                                                   -----------      -----------

Net Income before Taxes                               986,325          962,936
Income Taxes                                          305,815          296,889
                                                   -----------      -----------

Net Income                                            680,510          666,047
Other Comprehensive Income, Net of Tax
   Net unrealized holding gain (loss)
      arising during period                           234,779          (10,745)
                                                   -----------      -----------

Comprehensive Income                               $  915,289       $  655,302
                                                   ===========      ===========

Net Income per Share                               $     0.23       $     0.22
                                                   ===========      ===========

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                      2001            2000
                                                      ----            ----

Cash Provided by Operating Activities              $1,045,126      $  624,047

Cash Provided by Financing Activities
   Decrease in Federal funds purchased                      -      (7,035,000)
   Net increase (decrease) in demand deposits
      and interest-bearing transaction accounts    (3,027,421)      1,160,262
   Net increase (decrease) in savings and money
      market deposits                                 591,682        (642,964)
   Net increase in certificates of deposit          8,246,803       7,359,204
   Decrease in dividends payable                     (541,120)       (482,433)
   Sale of stock                                       22,140          55,934
   Purchase of stock                                 (266,159)        (66,625)
                                                   -----------     -----------

               Total Cash Provided by Financing
                  Activities                        5,025,925         348,378

Cash Used in Investing Activities
   Purchase of securities                            (500,000)       (465,458)
   Maturity (Call) of securities                    3,192,531       4,750,389
   Net increase in loans                           (5,517,036)     (2,365,854)
   Purchase of premises and equipment                (325,424)       (386,725)
                                                   -----------     -----------

               Total Cash Provided (Used) by
                  Investing Activities             (3,149,929)      1,532,352
                                                   -----------     -----------

Increase (Decrease) in Cash and Cash Equivalents   $2,921,122      $2,504,777
                                                   ===========     ===========














See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 2001


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

         (j)      Earnings Per Share

                  Earnings per share were computed by using the average shares outstanding for each period presented. The 2001 average shares have been adjusted to reflect the sale of 3,000 shares through the employee stock option plan at various dates during the period and the retirement of 28,504 shares. The 2000 average shares have been adjusted to reflect the sale of 7,586 shares of the Company's common stock through the employee stock option plan at various dates during the period and the retirement of 6,500 shares on January 17, 2000. The average shares of outstanding stock for the first quarter of 2001 and 2000 were 2,999,844.036 and 3,013,782.370, respectively.

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

                  The table below reflects the components of the Net Deferred Tax Asset account as of March 31, 2001:

                  Deferred tax assets resulting from loan
                     loss reserves                                 $474,392
                  Deferred tax asset resulting from
                     deferred compensation                           81,566
                  Deferred tax liabilities resulting from
                     depreciation                                  (120,617)
                  Deferred tax liability resulting from
                     unrealized securities losses                   (53,291)
                                                                   ---------

                                 Net Deferred Tax Asset            $382,050
                                                                   =========


                             Selected Quarterly Data
                                   (Unaudited)

                                      2000

                                 First       Second       Third        Fourth
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $1,959,860   $2,086,262   $2,105,102   $2,268,551

Provision for Loan Losses         35,687       91,579       55,923       17,998

Noninterest Income               219,896      263,295      261,566      261,881

Noninterest expense            1,181,133    1,284,077    1,260,402    1,343,178
Income Before Extraordinary
   Item and Cumulative Effect
   of Change in Accounting
   Principle                     666,047      669,338      721,352      788,324

Net Income                       666,047      669,338      721,352      788,324

Per Share                     $     0.22   $     0.22   $     0.24   $     0.27

                                      1999

                                 First       Second       Third        Fourth
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $1,817,890   $1,918,081   $1,989,144   $2,024,044

Provision for Loan Losses         28,897      122,722      203,717      250,694

Noninterest Income               139,968      190,802      222,054      189,548

Noninterest Expense            1,032,094    1,080,201    1,080,358    1,124,490

Income Before Extraordinary
   Item and Cumulative Effect
   of Change in Accounting
   Principle                     626,694      635,220      648,995      600,598

Net Income                       626,694      635,220      648,995      600,598

Per Share                     $     0.21   $     0.21   $     0.22   $     0.19

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         FIRST QUARTER 2001

         Earnings Summary

                  Net income of $680,510 for the first quarter of 2001 increased $14,463 or 2.17% as compared to net income of $666,047 earned during the first quarter of 2000. Earnings per share of $.23 as of March 31, 2001 increased by $.01 or 4.55% over the same period in 2000. The annualized return on average assets of 1.31% decreased 4.5% while the annualized return on average equity of 12.09% decreased 6.1% when comparing first quarter 2001 results with those of first quarter 2000.

                  The Bank experienced steady growth in the first quarter of 2001 in both loans and deposits. Since year end, loans have grown by $5,517,036 for an annualized growth rate of 13.4% while deposits have grown $5,811,064 for an annualized growth rate of 12.8%. Currently, the loan to deposit ratio is 91.0%.

         Interest Income and Interest Expense

                  Total interest income of $4,297,554 for the first quarter of 2001 increased $489,298 or 12.8% over interest income of $3,808,256 recorded during the first quarter of 2000. The major area of increase was in interest and fees on loans, which was a direct result from the growth of the loan portfolio. Due to a strong loan demand, the investment portfolio has changed as investments in short-term instruments began to reflect smaller investment balances. These short-term investments typically earn at a lesser rate than loans.

                  Total interest expense in the first quarter of 2001 increased to a level of $2,147,621. This amounted to an increase of $299,225 or 16.2% over the level reached during the first quarter of 2000. This increase in interest expense resulted from growth in interest-bearing deposit accounts.

         Provision for Loan Losses

                  While the Bank's loan loss experience ratio remains low, management continues to set aside provisions to the loan loss reserve. During the first quarter of 2001, the Bank increased the loan loss reserve by $40,813 to a level of $1,708,536 or 1.00% of the outstanding loan balance.

                  At year end 2000, the reserve level amounted to $1,547,024 or 1.00% of the outstanding loan balance net of unearned interest.

         Nonperforming Loans

                  Nonperforming loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. As of March 31, 2001, the Bank had $1,458,964 in nonperforming loans or .86% of the loan portfolio. The amount of non-secured loans in this category amounted to $2,610.

         Noninterest Income and Noninterest Expense

                  Noninterest income of $240,355 increased $20,459 or 9.3% for the first quarter of 2001 as compared to the level of $219,896 reached during the first quarter of 2000. The increase results from an expanded customer base as the existing branches continue to grow in trade area business, and the three new offices start to see a measurable increase in customers served.

                  Noninterest expense of $1,341,185 increased $160,052 or 13.6% for the first quarter of 2001 as compared to the level of $1,181,133 reached during the first quarter of 2000, as all areas of operation had additional expense related to the staffing and support required for an expanding customer base.

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

                  As of March 31, 2001, the Bank had $1,336,971 outstanding letters of credit. This represents a $60,500 or 4.3% decrease over the year end level. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer. The maturities of these letters are as follows:

                         March 31,

                           2002             $1,334,971
                           2003                  2,000

         Liquidity

                  As of the end of the first quarter of 2001, $51,435,735 or 30.2% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $21,593,587 in certificates of deposit of $100,000 or more of which $11,947,433 mature in one year or less.

                  Currently, the Bank has a maturity average ratio for the next twelve months of 75.8% when comparing earning asset and certificates of deposit maturities.

                  At year end 2000, $50,959,000, or 30.94% of gross loans, were scheduled to mature or were subject to repricing within one year and $61,248,000 in certificates of deposit were scheduled to mature during 2001.

         Capital Adequacy

                  Total stockholder equity was $22,855,922 or 10.8% of total assets as of March 31, 2001. This compared to $22,185,191 or 10.8% of total assets as of December 31, 2000.

                  Primary capital (stockholders' equity plus loan loss reserves) of $24,564,458 represents 11.61% of total assets as of March 31, 2001 as compared to $23,852,914 or 11.62% of total assets as of December 31, 2000.

                  The equity ratio remained stable as earnings offset repurchase of the Company's common stock.

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

                         Fair Value of Financial Assets

                           Benchmark Bankshares, Inc.

                                 March 31, 2000

                                                                                                                        Current
          Categories                2002          2003          2004          2005          2006        Thereafter       Value
          ----------                ----          ----          ----          ----          ----        ----------       -----

Loans
    Commercial                   $20,721,455   $         -   $         -   $         -   $         -   $        -    $ 20,721,455
    Mortgage                      43,452,095    21,759,350    31,960,561    22,826,164    21,003,289    6,523,294     119,793,341
    Simple Interest I/L           14,645,696    10,082,340     6,571,466     3,569,193     1,167,912      194,802      30,110,690
    Rule of 78ths I/L                112,351        18,343         2,300             -             -            -         109,786

Investments
    U. S. Government Agencies        686,050     1,186,050     2,157,925     2,528,063     1,454,875    7,101,998      11,007,090
    Municipals
       Nontaxable                    823,900       515,741     1,660,308       305,999       305,999    6,138,568       8,770,927
       Taxable                        61,693        61,693        61,693       556,572        31,450      641,525       1,006,464
    Mortgage Backed Securities       281,200       231,352       225,048       201,688       293,896      551,348       1,608,205

                                                                                                           Current
          Categories            2002         2003         2004        2005         2006      Thereafter     Value
          ----------            ----         ----         ----        ----         ----      ----------     -----

Certificates of Deposits
    < 182 days                2,564,540            -            -           -            -           -     2,508,108
    182 - 364 days            5,081,519            -            -           -            -           -     4,832,636
    1 year - 2 years         52,108,408    7,416,709            -           -            -           -    56,186,784
    2 years - 3 years         3,420,132   10,333,264      162,175           -            -           -    12,641,378
    3 years - 4 years         1,778,615      976,355    5,680,511      58,959            -           -     7,385,075
    4 years - 5 years           925,173      616,719      834,638     966,956      105,676           -     2,976,608
    5 years                   5,120,400    5,787,183   10,423,423   8,695,371   20,320,224     421,254    41,501,581

In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at twelve month intervals.

                        Variable Interest Rate Disclosure

                           Benchmark Bankshares, Inc.

                                 March 31, 2001


                                        Valuation of Securities           No          Valuation of Securities
                                        Given an Interest Rate        Change In       Given an Interest Rate
                                      Decrease of (x) Basis Points     Interest     Increase of (x) Basis Points
             Categories                 (200 BPS)      (100 BPS)         Rate          100 BPS        200 BPS
             ----------                 ---------      ---------         ----          -------        -------

Loans
    Commercial                        $ 21,028,869   $ 20,874,405    $ 20,721,455   $ 20,570,000   $ 20,420,023
    Mortgage                           126,038,375    122,847,124     119,793,341    116,869,127    114,067,139
    Simple Interest I/L                 31,236,116     30,663,975      30,110,690     29,575,397     29,057,281
    Rule of 78ths I/L                      111,959        110,862         109,786        108,730        107,695

Investments
    U. S. Government Securities         11,592,884     11,397,946      11,007,090     11,020,288     10,152,673
    Municipals
       Nontaxable                        9,500,285      9,155,602       8,770,927      8,237,861      7,261,097
       Taxable                           1,107,848      1,054,868       1,006,464        962,433        886,660
    Mortgage Backed Securities           1,755,903      1,682,054       1,608,205      1,534,356      1,386,658

Certificates of Deposit
    < 182 days                           2,532,955      2,520,485       2,508,108      2,495,821      2,483,625
    182 - 364 days                       4,927,053      4,879,499       4,832,636      4,786,450      4,740,929
    1 year - 2 years                    57,407,968     56,790,884      56,186,784     55,595,268     55,015,948
    2 years - 3 years                   13,073,290     12,854,366      12,641,378     12,434,108     12,232,349
    3 years - 4 years                    7,736,893      7,557,856       7,385,075      7,218,271      7,057,178
    4 years - 5 years                    3,125,209      3,049,439       2,976,608      2,906,567      2,839,177
    5 years                             44,456,654     42,942,726      41,501,581     40,128,911     38,820,708

Only financial instruments that do not have daily price adjustment capabilities are herein presented.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                 March 31, 2001


         Part II  Other Information

         Item 1            Legal Proceedings

                                    None

         Item 2            Changes in Securities

                                    None

         Item 3            Defaults Upon Senior Securities

                                    None

         Item 4            Submission of Matters to a Vote of Security Holders

                                    None

         Item 5            Other Information

                                    Independent Accountant's Review Report

         Item 6            Report on Form 8-K

                                    No reports on Form 8-K have been filed
                           during the quarter ended March 31, 2001.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have reviewed the accompanying 10Q filing including the balance sheet of Benchmark Bankshares, Inc. (a corporation) as of March 31, 2001 and the related statements of income and cash flows for the three month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Benchmark Bankshares, Inc.

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

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The additional required information included in the 10Q filing for March 31, 2001 is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.





                                      Creedle, Jones, and Alga, P. C.
                                      Certified Public Accountants

April 30, 2001

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                 March 31, 2001


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  May 7, 2001                                        Ben L. Watson, III
                                                           President & CEO





Date:  May 7, 2001                                         Janice W. Pernell
                                                         Cashier and Treasurer