Form 10-Q
period 2001-06-30
BENCHMARK BANKSHARES INC
filed 2001-08-08
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the 6-month period ended June 30, 2001.

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

                    Issuer's Telephone Number: (434)676-8444


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

                                  2,980,712.044

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Part I - Table of Contents

                                  June 30, 2001


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

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                 (Unaudited)        (Audited)
                                                   June 30         December 31,
                                                    2001              2000
                                                    ----              ----

Assets
   Cash and due from banks                       $  6,095,601     $  5,587,737
   Securities
      Federal Agency obligations                    4,992,145       13,702,620
      State and municipal obligations              11,862,693        9,397,487
      Mortgage backed securities                    2,510,277        1,621,527
      Other securities                                195,490          200,492
      Federal funds sold                           17,588,000        4,281,000

   Loans                                          171,559,840      164,717,269
      Less
         Unearned interest income                      (3,257)         (10,982)
         Allowance for loan losses                 (1,715,847)      (1,667,723)
                                                 -------------    -------------

               Net Loans                          169,840,736      163,038,564

   Premises and equipment - net                     3,839,268        3,752,830
   Accrued interest receivable                      1,596,018        1,578,538
   Deferred income taxes                              397,617          489,635
   Other real estate                                  642,697          808,508
   Other assets                                       879,468          793,598
                                                 -------------    -------------

               Total Assets                      $220,440,010     $205,252,536
                                                 =============    =============

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                   (Unaudited)      (Audited)
                                                     June 30,      December 31,
                                                      2001            2000
                                                      ----            ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)                $ 20,642,880    $ 20,033,199
      NOW accounts                                  19,181,573      22,356,687
      Money market accounts                          8,382,568       7,384,741
      Savings                                       10,107,011       9,665,332
      Time, $100,000 and over                       26,112,628      19,364,111
      Other time                                   111,164,226     102,392,747
                                                  ------------    -------------

               Total Deposits                      195,590,886     181,196,817

   Accrued interest payable                            980,523         984,159
   Accrued income tax payable                                -          11,441
   Dividends payable                                   536,528         541,120
   Other liabilities                                   358,999         333,808
                                                  ------------    -------------

               Total Liabilities                   197,466,936     183,067,345

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 06-30-01, 2,980,712.044,
      issued and outstanding 12-31-00,
      3,006,219.501                                    625,950         631,307
   Capital surplus                                   4,165,350       4,404,047
   Retained earnings                                18,105,995      17,281,168
   Unrealized security gains (losses)
      net of tax effect                                 75,779        (131,331)
                                                  ------------    -------------

               Total Stockholders' Equity           22,973,074      22,185,191
                                                  ------------    -------------

               Total Liabilities and
                  Stockholders' Equity            $220,440,010    $205,252,536
                                                  ============    =============

Note:  The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.







See notes to consolidated financial statements.

Page 5 of 20
                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                         2001          2000
                                                         ----          ----
Interest Income
   Interest and fees on loans                         $7,824,428    $7,044,305
   Interest on U. S. Government obligations              312,516       431,695
   Interest on State and municipal obligations           233,192       231,847
   Interest on mortgage backed securities                 55,762        62,750
   Interest on Federal funds sold                        208,813       106,460
   Interest on other securities                            6,314         5,795
                                                      ----------    -----------

               Total Interest Income                   8,641,025     7,882,852

Interest Expense
   Interest on deposits                                4,348,862     3,782,003
   Interest on Federal funds purchased                         -        54,283
   Interest other                                              -           402
                                                      ----------    -----------

               Total Interest Expense                  4,348,862     3,836,688
                                                      ----------    -----------

Net Interest Income                                    4,292,163     4,046,164
Provision for Loan Losses                                 95,805       127,266
                                                      ----------    -----------

               Net Interest Income after Provision     4,196,358     3,918,898

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                           336,315       240,031
   Other operating income                                173,491       246,468
   Gains (Losses) on sale of securities                    2,434        (3,308)
                                                      ----------    -----------

               Total Noninterest Income                  512,240       483,191

Noninterest Expense
   Salaries and wages                                  1,388,527     1,281,663
   Employee benefits                                     339,525       285,484
   Occupancy expenses                                    159,727       154,771
   Furniture and equipment expense                       119,962       102,764
   Other operating expenses                              727,948       640,570
                                                      ----------    -----------
               Total Noninterest Expense               2,735,689     2,465,252
                                                      ----------    -----------
Net Income before Taxes                                1,972,909     1,936,837
Income Taxes                                             611,018       601,452
                                                      ----------    -----------
Net Income                                            $1,361,891    $1,335,385
                                                      ==========    ===========

Net Income per Share                                  $     0.46    $     0.44
                                                      ==========    ===========

See notes to consolidated financial statements.

Page 6 of 20
                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                    Three Months Ended June 30,
                                                        2001            2000
                                                        ----            ----
Interest Income
   Interest and fees on loans                        $3,940,235      $3,622,185
   Interest on U. S. Government obligations             109,153         215,961
   Interest on State and municipal obligations          119,383         107,749
   Interest on mortgage backed securities                34,391          28,358
   Interest on Federal funds sold                       133,995          94,548
   Interest on other securities                           6,314           5,795
                                                     ----------      ----------

               Total Interest Income                  4,343,471       4,074,596

Interest Expense
   Interest on deposits                               2,201,241       1,988,334
                                                     -----------     ----------

Net Interest Income                                   2,142,230       2,086,262
Provision for Loan Losses                                33,027          91,579
                                                     -----------     ----------

               Net Interest Income after Provision    2,109,203       1,994,683

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                          180,291         129,886
   Other operating income                                91,594         133,409
                                                     -----------     ----------

               Total Noninterest Income                 271,885         263,295

Noninterest Expense
   Salaries and wages                                   695,600         655,493
   Employee benefits                                    169,280         143,264
   Occupancy expenses                                    75,422          84,565
   Furniture and equipment expense                       61,991          55,926
   Other operating expenses                             392,211         344,829
                                                     -----------     ----------

               Total Noninterest Expense              1,394,504       1,284,077
                                                     -----------     ----------

Net Income before Taxes                                 986,584         973,901
Income Taxes                                            305,203         304,563
                                                     -----------     ----------

Net Income                                           $  681,381      $  669,338
                                                     ===========     ==========

Net Income per Share                                 $     0.23      $     0.22
                                                     ===========     ==========

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                     Six Months Ended June 30,
                                                        2001           2000
                                                        ----           ----

Cash Flows from Operating Activities                $ 1,603,334     $1,124,284

Cash Flows from Financing Activities
   Decrease in Federal funds purchased                        -     (7,035,000)
   Net increase in demand deposits and interest-
      bearing transaction accounts                   (2,565,433)     3,775,025
   Net increase (decrease) in savings and money
      market deposits                                 1,439,506       (123,471)
   Net increase in certificates of deposit           15,519,996      9,964,379
   Dividends paid                                      (541,120)      (482,493)
   Sale of stock                                         22,140         55,934
   Purchase of stock                                   (266,194)      (155,305)
                                                    ------------    -----------

               Total Cash Provided by Financing
                  Activities                         13,608,895      5,999,069

Cash Flows from Investing Activities
   Purchase of securities                            (4,095,184)      (615,267)
   Sale of securities                                         -      4,750,389
   Maturity of securities                             9,770,508         93,948
   Net increase in loans                             (6,850,296)    (6,710,083)
   Purchase of premises and equipment                  (222,393)      (443,555)
                                                    ------------    -----------

               Total Cash (Used) by
                  Investing Activities               (1,397,365)    (2,924,568)
                                                    ------------    -----------

Increase (Decrease) in Cash and Cash Equivalents    $13,814,864     $4,198,785
                                                    ============    ===========













See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                    Three Months Ended June 30,
                                                        2001            2000
                                                        ----            ----

Cash Flows from Operating Activities                $   661,239     $  500,177

Cash Flows from Financing Activities
   Net increase in demand deposits and interest-
      bearing transaction accounts                      461,988      2,614,763
   Net increase in savings and money market
      deposits                                          847,824        519,493
   Net increase (decrease) in certificates of
      deposit                                         7,273,193      2,605,175
   Purchase of stock                                        (35)       (88,680)
                                                    ------------    -----------

               Total Cash Provided by Financing
                  Activities                          8,582,970      5,650,751

Cash Flows from Investing Activities
   Purchase of securities                            (3,595,184)      (149,809)
   Maturity of securities                             6,577,977         93,948
   Net increase in loans                             (1,333,260)    (4,344,229)
   Purchase of premises and equipment                         -        (56,830)
                                                    ------------    -----------

               Total Cash (Used) by
                  Investing Activities                1,649,533     (4,456,920)
                                                    ------------    -----------

Increase (Decrease) in Cash and Cash Equivalents    $10,893,742     $1,694,008
                                                    ============    ===========



















See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2001


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

         (j)      Earnings Per Share

                  Earnings per share were computed by using the average shares outstanding for each period presented. The average shares of outstanding stock for the first six months of 2001 and 2000 were 2,990,278.686 and 3,010,823.074 shares, respectively.

                  The Company has a stock option plan for its directors, officers, and employees. As of June 30, 2001, there were 151,867 share options that had been granted but were unexercised. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

          (k) Income Taxes. The table below reflects the components of the Net Deferred Tax Asset account as of June 30, 2001:

                  Deferred tax assets resulting from loan
                     loss reserves                             $478,191
                  Deferred tax liabilities resulting from
                     depreciation                              (123,103)
                  Unrealized securities losses                  (39,037)
                  Deferred compensation                          81,566
                                                               ---------

                            Net Deferred Tax Asset             $397,617
                                                               =========

                             Selected Quarterly Data
                                   (Unaudited)

                                 2001         2000         2000         2000
                                 First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $2,149,933   $2,086,262   $2,105,102   $2,268,551

Provision for Loan Losses         62,778       91,579       55,923       17,998

Noninterest Income               240,355      263,295      261,566      261,881

Noninterest Expense            1,341,185    1,284,077    1,260,402    1,343,178

Income Before Extraordinary
  Item and Cumulative Effect
  of Change in Accounting
  Principle                      680,510      669,338      721,352      788,324

Net Income                       680,510      669,338      721,352      788,324

Per Share                     $     0.23   $     0.22   $     0.24   $     0.27

                                 2000         1999         1999         1999
                                 First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $1,959,860   $1,918,081   $1,989,144   $2,024,044

Provision for Loan Losses         35,687      122,722      203,717      250,694

Noninterest Income               219,896      190,802      222,054      189,548

Noninterest Expense            1,181,133    1,080,201    1,080,358    1,124,490

Income Before Extraordinary
  Item and Cumulative Effect
  of Change in Accounting
  Principle                      666,047      635,220      648,995      600,598

Net Income                       666,047      635,220      648,995      600,598

Per Share                     $     0.22   $     0.21   $     0.22   $     0.19

         (l) Comprehensive Income. The only component of other comprehensive income in the Company's operation relates to unrealized security gains and losses in the bond portfolio. The Company has elected to report this activity in the equity section of the financial statements rather than the Statement of Income. Due to the fact that this condensed filing does not include a Statement of Equity, the following table is presented to reflect the activity in Comprehensive Income:

                                                         Six Month Period
                                                          Ending June 30,
                                                         2001         2000
                                                         ----         ----

                  Net Income                           $1,361,891   $1,335,385

                  Other Comprehensive Income -
                    Net Unrealized Holding Gains
                    (Losses) Arising During Period        207,110      (36,754)
                                                       ----------   -----------

                  Comprehensive Income                 $1,569,001   $1,298,631
                                                       ==========   ===========

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         Six Months Ending June 30:  2001 Versus 2000

         Earnings Summary

                  Net income of $1,361,891 for the first six months of 2001 increased $26,506 or 1.98% as compared to net income of $1,335,385 earned during the first six months of 2000. Earnings per share of $.46 as of June 30, 2001 increased $.02 over the June 30, 2000 level of $.44. The annualized return on average assets of 1.28% declined from 1.36% while the annualized return on average equity of 12.06% declined from 13.08% when comparing first six months of 2001 results with those of first six months of 2000.

                  The increase in earnings resulted from a growth in loans and short-term investments.

         Interest Income and Interest Expense

                  Total interest income of $8,641,025 for the first six months of 2001 increased $758,173 or 9.62% over interest income of $7,882,852 recorded during the first six months of 2000. The major area of increase was in interest earned on loans as the bond portfolio was reduced as investments were called due to falling market rates nationwide.

                  Total interest expense in the first six months of 2001 increased to a level of $4,348,862. This amounted to an increase of $512,174 or 13.35% over the level reached during the first six months of 2000. This increase in interest expense resulted from deposit growth.

         Provision for Loan Losses

                  While the Bank's loan loss experience ratio remains low, management continues to set aside increasing provisions to the loan loss reserve. During the first six months of 2001, the Bank increased the loan loss reserve by $48,124 to a level of $1,715,847 or 1.0% of the outstanding loan balance.

                  At year end 2000, the reserve level amounted to $1,589,752 or 1.00% of the outstanding loan balance net of unearned interest.

         Nonperforming Loans

                  Nonperforming loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. As of June 30, 2001, the Bank had $2,047,591 in nonperforming loans or 1.19% of the loan portfolio. The amount of unsecured loans in this category amounted to $2,451.

         Noninterest Income and Noninterest Expense

                  Noninterest income of $512,240 increased $29,049 or 6.01% for the first six months of 2001 as compared to the level of $483,191 reached during the first six months of 2000. The increase resulted from growth in service charges on deposit accounts and revenues generated from automatic-teller machine user fees as the customer base expands in the trade area.

                  Noninterest expense of $2,735,689 increased $270,437 or 10.97% for the first six months of 2001 as compared to the level of $2,465,252 reached during the first six months of 2000. The increase was also related to additional expenses incurred as the Bank moved into and developed new markets within the trade area.

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

                  As of June 30, 2001, the Bank had $1,148,471 outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer. Following are the maturities of these instruments as of June 30:

                               2002        $721,471
                               2003         427,000


         Liquidity

                  As of the end of the first six months of 2001, $51,516,969 or 30.03% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $26,112,628 in certificates of deposit of $100,000 or more of which $15,482,392 mature in one year or less.

                  Currently, the Bank has a maturity average ratio for the next twelve months of 52.18% when comparing current assets and current liabilities.

                  At year end 2000, $49,401,785 or 31.08% of gross loans were scheduled to mature or were subject to repricing within one year and $10,453,237 in certificates of deposit were scheduled to mature during 2001.

         Capital Adequacy

                  Total shareholder equity was $22,973,074 or 10.42% of total assets as of June 30, 2001. This compared to $22,185,191 or 10.81% of total assets as of December 31, 2000.

                  Primary capital (shareholders' equity plus loan loss reserves) of $24,688,921 represents 11.20% of total assets as of June 30, 2001 as compared to $23,852,914 or 11.62% of total assets as of December 31, 2000.

                  The increase in the equity position is primarily a result of favorable changes in the bond market which contributed to an increase in equity in the amount of $207,110.

         Three Months Ending June 30:  2001 Versus 2000

                  The same operating policies and philosophies discussed in the six month discussion were prevalent throughout the second quarter and the operating results were predictably similar.

         Earnings Summary

                  Net income of $681,381 for the second quarter of 2001 increased $12,043 or 1.80% as compared to the $669,338 earned during the second quarter of 2000. Earnings per share of $.23 for the second quarter of 2001 increased $.01 or 4.35% when compared to the corresponding period in 2000. The annualized return on average assets was 1.26% and the return on average equity was 11.89% for the second quarter of 2000. This compares to a return on average assets of 1.36% and a return on average equity of 13.48% for the same period in 2000. The increased earnings are an indication of the growth in earning assets experienced during the second quarter.

         Interest Income and Interest Expense

                  Total interest income of $4,343,471 for the second quarter of 2001 increased $268,875 or 6.60% from the total interest income of $4,074,596 for the corresponding quarter in 2000. The increase resulted primarily from growth in the loan portfolio. Interest and fees on loans amounted to $3,940,235. This represented an increase of $318,050 or 8.78% over the corresponding period in 2000.

                  Interest expense for the second quarter of 2001 increased $212,907 or 10.71% over the same period in 2000. The increase in interest expense reflected the steady deposit growth experienced in interest-bearing deposits.

         Provision for Loan Losses

                  During the second quarter, the demand for loans leveled off as $1,325,535 was booked to loans. During the period, the Bank provided an additional $33,027 to the reserve through its provision for loan losses.

         Loans and Deposits

                  During the second quarter of 2001, net loans grew to $171,559,840. The growth represented a 3.11% annual growth rate.

                  Deposits increased by $8,583,005 for the three month period ending June 30, 2001. Management feels that the growth in deposits has resulted from an increase in the size of the trade area as well as further penetration into existing market areas through the community bank operating concept. Additional deposit growth comes from the investment sector as the stock market continues to perform inconsistently.

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

                         Fair Value of Financial Assets

                           Benchmark Bankshares, Inc.

                                  June 30, 2001


                                                                                                                Current
          Categories               2002          2003          2004          2005          2006       Thereafter      Value
          ----------               ----          ----          ----          ----          ----       ----------      -----

Loans
    Commercial                  $20,009,067             -             -             -             -            -   $ 19,285,848
    Mortgage                     28,257,850    23,376,103    29,882,544    23,044,712    21,882,292    6,800,249    107,157,405
    Simple Interest I/L          14,661,164    10,381,141     6,793,240     3,410,093     2,159,254      171,751     31,490,160
    Rule of 78ths I/L                79,369        10,437         1,314             -             -            -         82,849

Investments
    U. S. Government Agencies       316,225       316,225       316,225       316,225       816,225    5,245,025      4,994,160
    Municipals
       Nontaxable                   912,203     1,267,799     1,028,866       406,056       406,056    8,208,088     10,858,685
       Taxable                       61,693        61,693       571,693        31,450        31,450      625,800      1,010,471
    Mortgage Backed Securities      393,455       354,763       320,809       425,652       231,567      928,957      2,510,276

                                                                                                                Current
          Categories                2002         2003        2004        2005          2006      Thereafter      Value
          ----------                ----         ----        ----        ----          ----      ----------      -----

Certificates of Deposits
    < 182 days                    4,529,721            -           -            -            -         -       4,529,721
    182 - 364 days                5,342,727            -           -            -            -         -       5,128,361
    1 year - 2 years             57,138,460    3,975,352           -            -            -         -      58,359,834
    2 years - 3 years             3,478,875   11,517,070      58,477            -            -         -      13,922,134
    3 years - 4 years             1,721,470    3,678,991   3,538,814       40,207            -         -       8,122,155
    4 years - 5 years               537,369      805,781     766,935    1,156,363        1,957         -       2,875,885
    Over 5 years                  4,975,058    7,003,942   9,963,601   15,580,162   14,824,372     9,807      44,824,372


                  In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at six and twelve month intervals.

                        Variable Interest Rate Disclosure

                           Benchmark Bankshares, Inc.

                                  June 30, 2001

                                            Valuation of                                  Valuation of
                                        Financial Instruments            No           Financial Instruments
                                        Given an Interest Rate       Change In        Given an Interest Rate
                                     Decrease of (x) Basis Points     Interest     Increase of (x) Basis Points
             Categories                (200 BPS)       (100 BPS)        Rate          100 BPS         200 BPS
             ----------                ---------       ---------        ----          -------         -------

Loans
    Commercial                       $ 19,564,881   $ 19,424,469    $ 19,285,848   $ 19,148,986   $ 19,013,852
    Mortgage                          113,245,153    110,132,464     107,157,405    104,312,014    101,588,891
    Simple Interest I/L                32,716,785     32,092,807      31,490,160     30,907,835     30,344,883
    Rule of 78ths I/L                      84,605         83,717          82,849         81,997         81,163

Investments
    U. S. Government Securities         5,356,591      5,216,496       4,994,160      4,930,463      4,681,716
    Municipals
       Nontaxable                      11,929,641     11,421,096      10,858,685     10,177,723      9,540,707
       Taxable                          1,109,199      1,057,697       1,010,471        967,340        928,118
    Mortgage Backed Securities          2,784,266      2,647,271       2,510,276      2,373,281      2,236,286

Certificates of Deposit
    < 182 days                          4,574,935      4,552,216       4,529,721      4,507,448      4,485,393
    182 - 364 days                      5,228,740      5,178,064       5,128,361      5,079,603      5,031,764
    1 year - 2 years                   59,571,906     58,959,663      58,359,834     57,772,046     57,195,941
    2 years - 3 years                  14,405,469     14,160,449      13,922,134     13,690,276     13,464,638
    3 years - 4 years                   8,472,861      8,294,592       8,122,155      7,955,300      7,793,788
    4 years - 5 years                   3,031,550      2,952,149       2,875,885      2,802,600      2,732,145
    Over 5 years                       47,333,033     45,764,645      44,824,372     42,843,177     41,481,953

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                  June 30, 2001


Part II  Other Information

Item 1            Legal Proceedings

                           None

Item 2            Changes in Securities

                           None

Item 3            Defaults Upon Senior Securities

                           None

Item 4            Submission of Matters to a Vote of Security Holders

                           None

Item 5            Other Information

                           Independent Accountant's Review Report

Item 6            Report on Form 8-K

                           No reports on Form 8-K have been filed during the
                  quarter ended June 30, 2001.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have reviewed the accompanying 10-Q filing including the balance sheet of Benchmark Bankshares, Inc. (a corporation) as of June 30, 2001 and the related statements of income and cash flows for the six months and three months periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Benchmark Bankshares, Inc.

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

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The additional required information included in the 10-Q filing for June 30, 2001 is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.





                                      Creedle, Jones, and Alga, P. C.
                                      Certified Public Accountants

July 30, 2001

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                  June 30, 2001


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  July 30, 2001                                       Ben L. Watson, III
                                                           ------------------
                                                           President and CEO






Date:  July 30, 2001                                       Janice W. Pernell
                                                           -----------------
                                                         Cashier and Treasurer