Form 10-Q
period 2001-09-30
BENCHMARK BANKSHARES INC
filed 2001-11-01
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the 9-month period ended September 30, 2001.

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

                                  2,975,006.188

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                Table of Contents

                               September 30, 2001


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

   Item 1            Legal Proceedings

   Item 2            Changes in Securities

   Item 3            Defaults Upon Senior Securities

   Item 4            Submission of Matters to a Vote of Security Holders

   Item 5            Other Information

   Item 6            Report on Form 8K

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                  (Unaudited)       (Audited)
                                                 September 30,     December 31,
                                                     2001             2000
                                                     ----             ----

Assets
   Cash and due from banks                       $ 11,423,204     $  5,587,737
   Securities
      Federal Agency obligations                    2,004,431       13,702,620
      State and municipal obligations              15,629,039        9,397,487
      Mortgage backed securities                    9,015,840        1,621,527
      Other securities                                195,490          200,492
      Federal funds sold                           17,121,000        4,281,000

   Loans                                          171,953,808      164,717,269
      Less
         Unearned interest income                      (1,680)         (10,982)
         Allowance for loan losses                 (1,719,539)      (1,667,723)
                                                 -------------    -------------

               Net Loans                          170,232,589      163,038,564

   Premises and equipment - net                     4,156,715        3,752,830
   Accrued interest receivable                      1,785,434        1,578,538
   Deferred income taxes                              310,457          489,635
   Other real estate                                  777,743          808,508
   Other assets                                       809,186          793,598
                                                 -------------    -------------

               Total Assets                      $233,461,128     $205,252,536
                                                 =============    =============

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                   (Unaudited)     (Audited)
                                                  September 30,   December 31,
                                                      2001           2000
                                                      ----           ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)                $ 26,477,822    $ 20,033,199
      NOW accounts                                  18,916,607      22,356,687
      Money market accounts                         10,253,170       7,384,741
      Savings                                       10,569,710       9,665,332
      Time, $100,000 and over                       27,936,781      19,364,111
      Other time                                   114,032,848     102,392,747
                                                  ------------    -------------

               Total Deposits                      208,186,938     181,196,817

   Accrued interest payable                          1,004,880         984,159
   Accrued income tax payable                                -          11,441
   Dividends payable                                         -         541,120
   Other liabilities                                   480,475         333,808
                                                  ------------    -------------

               Total Liabilities                   209,672,293     183,067,345

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 2,976,716.774 shares as
      of 9-30-01; issued and outstanding
      3,006,219.501 shares as of 12-31-00              624,752         631,307
   Capital surplus                                   4,107,089       4,404,047
   Retained earnings                                18,786,206      17,281,168
   Unrealized security gains (losses)
      net of tax effect                                270,788        (131,331)
                                                  ------------    -------------

               Total Stockholders' Equity           23,788,835      22,185,191
                                                  ------------    -------------

               Total Liabilities and
                  Stockholders' Equity            $233,461,128    $205,252,536
                                                  ============    =============

Note:  The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.





See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

            Consolidated Statement of Income and Comprehensive Income

                                   (Unaudited)
                                                Nine Months Ended September 30,
                                                       2001           2000
                                                       ----           ----
Interest Income
   Interest and fees on loans                       $11,710,095    $10,722,641
   Interest on U. S. Government obligations             371,343        643,561
   Interest on State and municipal obligations          391,449        340,546
   Interest on mortgage backed securities               135,749         94,125
   Interest on Federal funds sold                       380,198        255,508
   Interest on other securities                           6,314         10,610
                                                    -----------    ------------

               Total Interest Income                 12,995,148     12,066,991

Interest Expense
   Interest on deposits                               6,566,249      5,860,783
   Interest of Federal funds purchased                        -         54,283
   Interest other                                             -            659
                                                    -----------    ------------

               Total Interest Expense                 6,566,249      5,915,725
                                                    -----------    ------------

               Net Interest Income                    6,428,899      6,151,266

Provision for Loan Losses                               129,933        183,189
                                                    -----------    ------------

               Net Interest Income after Provision    6,298,966      5,968,077

Noninterest Income
   Service charges, commissions, and
      fees on deposits                                  424,286        413,704
   Other operating income                               381,810        312,246
   Gains (Losses) on sale of securities                   2,434         (3,308)
   Gains on sale of other real estate                        10         22,115
                                                    -----------    ------------

               Total Noninterest Income                 808,540        744,757

Noninterest Expense
   Salaries and wages                                 2,118,534      1,951,824
   Employee benefits                                    533,200        431,714
   Occupancy expense                                    237,462        229,272
   Furniture and equipment expense                      184,738        159,425
   Other operating expense                            1,120,419        953,419
                                                    -----------    ------------

               Total Noninterest Expense              4,194,353      3,725,654
                                                    -----------    ------------

               Net Income before Taxes                2,913,153      2,987,180

Income Taxes                                            871,171        930,443
                                                    -----------    ------------

Net Income                                          $ 2,041,982    $ 2,056,737
                                                    ===========    ============

Net Income per Share                                $      0.68    $      0.68
                                                    ===========    ============

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

            Consolidated Statement of Income and Comprehensive Income

                                   (Unaudited)
                                               Three Months Ended September 30,
                                                          2001          2000
                                                          ----          ----
Interest Income
   Interest and fees on loans                          $3,885,667    $3,678,336
   Interest on U. S. Government obligations                58,827       149,116
   Interest on State and municipal obligations            158,257       108,699
   Interest on mortgage backed securities                  79,987        94,125
   Interest on Federal funds sold                         171,385       149,048
   Interest on other securities                                 -         4,815
                                                       ----------    ----------

               Total Interest Income                    4,354,123     4,184,139

Interest Expense
   Interest on deposits                                 2,217,387     2,078,780
   Interest other                                               -           257
                                                       ----------    ----------

               Total Interest Expense                   2,217,387     2,079,037
                                                       ----------    ----------

               Net Interest Income                      2,136,736     2,105,102

Provision for Loan Losses                                  34,128        55,923
                                                       ----------    ----------

               Net Interest Income after Provision      2,102,608     2,049,179

Noninterest Income
   Service charges, commissions, and fees on deposits      87,971       173,928
   Other operating income                                 208,319        65,523
   Gains on sale of other real estate                          10        22,115
                                                       ----------    ----------

               Total Noninterest Income                   296,300       261,566

Noninterest Expense
   Salaries and wages                                     730,007       670,161
   Employee benefits                                      193,675       146,230
   Occupancy expense                                       77,735        74,501
   Furniture and equipment expense                         64,776        56,661
   Other operating expense                                392,471       312,849
                                                       ----------    ----------

               Total Noninterest Expense                1,458,664     1,260,402
                                                       ----------    ----------

               Net Income before Taxes                    940,244     1,050,343

Income Taxes                                              260,152       328,991
                                                       ----------    ----------

Net Income                                             $  680,092    $  721,352
                                                       ==========    ==========

Net Income Per Share                                   $     0.22    $     0.24
                                                       ==========    ==========

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                      2001             2000
                                                      ----             ----

Cash Flows from Operating Activities               $ 2,429,206     $ 1,815,305

Cash Flows from Financing Activities
   Decrease in Federal funds purchased                       -      (7,035,000)
   Net increase in demand deposits and interest-
      bearing transaction accounts                   3,004,543       5,646,418
   Net increase in savings and money market
      deposits                                       3,772,807         103,666
   Net increase in certificates of deposit          20,212,771      12,344,679
   Dividends paid                                   (1,077,648)       (963,489)
   Sale of stock                                        22,140          55,934
   Purchase of stock                                  (325,653)       (155,339)
                                                   ------------    ------------

               Net Cash Provided by Financing
                  Activities                        25,608,960       9,996,869

Cash Flows from Investing Activities
   Purchase of securities                          (14,791,558)       (790,267)
   Sale of securities                                  202,000         260,349
   Maturity of securities                           12,946,450       4,750,389
   Net increase in loans                            (7,194,025)     (8,851,249)
   Purchases of premises and equipment                (556,331)       (525,685)
   Decrease of other real estate                        30,765               -
                                                   ------------    ------------

               Net Cash (Used) by Investing
                  Activities                        (9,362,699)     (5,156,463)
                                                   ------------    ------------

Increase in Cash and Cash Equivalents               18,675,467       6,655,711

Beginning Cash and Cash Equivalents                  9,868,737       7,533,280
                                                   ------------    ------------

Ending Cash and Cash Equivalents                   $28,544,204     $14,188,991
                                                   ============    ============

Supplemental Data
   Interest paid                                   $ 6,569,885     $ 5,718,879
   Income taxes paid                                   906,889         933,257


See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                               Three Months Ended September 30,
                                                      2001             2000
                                                      ----             ----

Cash Flows from Operating Activities               $   825,872     $   691,021

Cash Flows from Financing Activities
   Net increase in demand deposits
      and interest-bearing transaction accounts      5,569,976       1,871,393
   Net increase in savings and money market
      deposits                                       2,333,301         227,137
   Net increase in certificates of deposit           4,692,775       2,380,300
   Dividends paid                                     (536,528)       (480,996)
   Purchase of stock                                   (59,459)            (34)
                                                   ------------    ------------

               Net Cash Provided by Financing
                  Activities                        12,000,065       3,997,800

Cash Flows from Investing Activities
   Purchase of securities                          (10,696,374)       (175,000)
   Sale of securities                                  202,000         166,401
   Securities paydowns and maturities                3,175,942               -
   Net increase in loans                              (343,729)     (2,141,166)
   Purchase of premises and equipment                 (333,938)        (82,130)
   Decrease of other real estate                        30,765               -
                                                   ------------    ------------

               Net Cash (Used) by Investing
                  Activities                        (7,965,334)     (2,231,895)
                                                   ------------    ------------

Increase in Cash and Cash Equivalents                4,860,603       2,456,926

Beginning Cash and Cash Equivalents                 23,683,601      11,732,065
                                                   ------------    ------------

Ending Cash and Cash Equivalents                   $28,544,204     $14,188,991
                                                   ============    ============

Supplemental Data
   Interest paid                                   $ 2,193,030     $ 2,027,419
   Income taxes paid                                   577,998         340,753







See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 2001


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

         (c)      Cash and Cash Equivalents

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

         (j)      Earnings Per Share

                           Earnings per share were computed by using the average
                  shares outstanding for each period presented. The 2001 average shares have been adjusted to reflect the buy back of 34.213 shares of common stock by the Company and the sale of 3,000 shares of the Company's common stock through the employee stock option plan during the first nine months of 2001. The 2000 average shares have been adjusted to reflect the buy back of 16,932 shares of the Company's common stock and the sale of 3,000 shares through the dividend reinvestment program and the stock option plan. The average shares of outstanding stock for the first nine months of 2001 and 2000 were 2,986,645.513 shares and 3,009,283.402 shares, respectively.

                           As of September 30, 2001, the Company had outstanding
                  granted options to purchase 135,229 shares of Benchmark Bankshares, Inc. stock to employees and directors under two separate incentive stock plans. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

          (k) Income Taxes. The table below reflects the components of the Net Deferred Tax Asset account as of September 30, 2001:

                        Deferred Tax Assets
                           Resulting from
                              Loan loss reserves               $480,500
                              Deferred compensation              81,566
                        Deferred Tax Liabilities
                           Resulting from
                              Depreciation                     (112,112)
                              Unrealized security gains        (139,497)
                                                               ---------

                                 Net Deferred Tax Asset        $310,457
                                                               =========


                             Selected Quarterly Data
                                   (Unaudited)

                                 2001         2001         2000         2000
                                Second        First       Fourth        Third
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $2,136,736   $2,149,933   $2,268,551   $2,105,102

Provision for Loan Losses         34,128       62,778       17,998       55,923

Noninterest Income               296,300      240,355      261,881      261,566

Noninterest Expense            1,458,664    1,341,185    1,343,178    1,260,402

Income Before Extraordinary
  Item and Cumulative Effect
  of Change in Accounting
  Principle                      680,092      680,510      788,324      721,352

Net Income                        68,092      680,510      788,324      721,352

Per Share                           0.22         0.23         0.27         0.24

                                 2000        2000          1999         1999
                                Second       First        Fourth        Third
                                Quarter     Quarter       Quarter      Quarter

Net Interest Income           $2,086,262   $1,959,860   $2,024,044   $1,989,144

Provision for Loan Losses         91,579       35,687      250,694      203,717

Noninterest Income               263,295      219,896      189,548      222,054

Noninterest Expense            1,284,077    1,181,133    1,124,490    1,080,358

Income Before Extraordinary
  Item and Cumulative Effect
  of Change in Accounting
  Principle                      669,338      666,047      600,598      648,995

Net Income                       669,338      666,047      600,598      648,995

Per Share                           0.22         0.22         0.19         0.22

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

         Nine Months Ending September 30:  2001 Versus 2000

         Earnings Summary

                  Net income of $2,041,982 for the first nine months of 2001 decreased $14,845 as compared to net income of $2,056,737 earned during the first nine months of 2000. Earnings per share of $.68 as of September 30, 2001 remained unchanged from the September 30, 2000 level. The annualized return on average assets of 1.24% decreased 9.49% while the annualized return on average equity of 11.84% decreased 9.82% when comparing first nine months 2001 results with those of first nine months 2000.

                  The decrease in earnings resulted from several factors. The Bank experienced greater net interest income by $330,889. However, this increase was offset by a $468,699 increase in noninterest expense.

         Interest Income and Interest Expense

                  Total interest income of $12,995,148 for the first nine months of 2001 increased $928,157 or 7.69% over interest income of $12,066,991 recorded during the first nine months of 2000. The area of increase was from interest and fees on loans which increased $987,454. The increase resulted from a strong loan demand which dictated a liquidation of portfolio holdings to help fund the loans. Interest on investments declined $59,297 as liquid investment assets were shifted to loans.

                  Total interest expense in the first nine months of 2001 increased to a level of $6,566,249. This amounted to an increase of $650,524 or 11.00% over the level reached during the first nine months of 2000. This increase in interest expense resulted from deposit growth in all interest-bearing deposit accounts.

         Provision for Loan Losses

                  While the Company's loan loss experience ratio remains low, management continues to set aside increasing provisions to the loan loss reserve. During the first nine months of 2001, the loan loss reserve has increased by $51,816 to a level of $1,719,539 or 1.00% of the outstanding loan balance. While the Bank has contributed $129,933 during the year, net charge-offs have amounted to $78,117.

                  At year end 2000, the reserve level amounted to $1,667,723 or 1.0% of the outstanding loan balance net of unearned interest.

         Nonperforming Loans

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

                  As of September 30, 2001, the Bank had $1,290,718 or .75% of the loan portfolio classified as non-accrual loans.

         Noninterest Income and Noninterest Expense

                  Noninterest income of $808,540 increased $63,783 or 8.56% for the first nine months of 2001 as compared to the level of $744,757 reached during the first nine months of 2000. The increase primarily resulted from an increase in other operating income indicating an increase in customers served as the Bank continued to expand its trade area through branches and ATM activity.

                  Noninterest expense of $4,194,353 increased $468,699 or 12.58% for the first nine months of 2001 as compared to the level of $3,725,654 reached during the first nine months of 2000. Additional employee expenses accounted for $268,196 of the difference, while other operating expenses resulting from branch expansion accounted for the balance of the increase.

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

                  As of September 30, 2001, the Bank had $1,151,471 outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer. The maturities of these instruments are as follows:

                                2002      $771,471
                                2003       377,000
                                2004         3,000


         Liquidity

                  As of the end of the first nine months of 2001, $49,475,200 or 28.77% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $27,936,781 in certificates of deposit of $100,000 or more of which $17,912,601 mature in one year or less.

                  Currently, the Bank has a maturity average ratio for the next twelve months of 33.12% when comparing assets and deposits.

                  At year end 2000, $49,401,785 or 31.08% of gross loans were scheduled to mature or were subject to repricing within one year and $10,453,237 in certificates of deposit were scheduled to mature during 2001.

         Capital Adequacy

                  Total stockholder equity was $23,788,835 or 10.19% of total assets as of September 30, 2001. This compared to $22,185,191 or 10.81% of total assets as of December 31, 2000.

                  Primary capital (stockholders' equity plus loan loss reserves) of $25,508,374 represents 10.93% of total assets as of September 30, 2001 as compared to $23,852,914 or 11.62% of total assets as of December 31, 2000.

                  The decrease in equity position resulted in part from strong deposit growth which amounted to a rate of 14.90%. Additionally, the Company has initiated a stock buy back program which purchased 34,213 shares in the first nine months of 2001.

         Three Months Ending September 30:  2001 Versus 2000

                  The same operating policies and philosophies discussed in the nine month discussion were prevalent throughout the third quarter and the operating results were predictably similar.

         Earnings Summary

                  Net income of $680,092 for the third quarter of 2001 decreased $41,260 or 5.72% as compared to the $721,352 earned during the third quarter of 2000. Earnings per share of $.22 for the third quarter of 2001 decreased $.02 or 8.33% when compared to the corresponding period in 2000. The annualized return on average assets was 1.60% and the return on average equity was 15.51% for the third quarter of 2001. This compares to a return on average assets of 1.41% and a return on average equity of 13.58% for the same period in 2000.

                  The decreased earnings reflect an increase in operating cost as the Bank continued branch expansion, with the Clarksville office opening its full-service operation during the quarter.

         Interest Income and Interest Expense

                  Total interest income of $4,354,123 for the third quarter of 2001 increased $169,984 or 4.06% from the total interest income of $4,184,139 for the corresponding quarter in 2000. The increase resulted from growth in the loan portfolio as loan volume was high during the period versus the same period in 2000. Interest and fees on loans amounted to $3,885,667. This represented an increase of $207,331 or 5.64% over the corresponding period in 2000.

                  Interest expense for the third quarter of 2001 increased $138,350 or 6.65% over the same period in 2000. The increase in interest expense reflected the growth in deposits.

         Provisions for Loan Losses

                  The third quarter results reflect a flat loan demand. During the period, the Bank provided an additional $34,128 to the reserve through its provision for loan loss. This amounted to an increase of $3,692 net of charge-off activity.

         Loans and Deposits

                  During the third quarter of 2001, net loans grew $393,468 or .92% annualized. This growth resulted from the flat loan demand experienced throughout the Company's trade area caused by the current financial uncertainty.

                  Deposits increased by $12,596,052 or 25.76% annualized for the three month period ending September 30, 2001. The increase in deposits results from several factors including the opening of a full-service branch and the poor performance of other financial markets including the stock exchanges.

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

                         Fair Value of Financial Assets

                           Benchmark Bankshares, Inc.

                               September 30, 2001

                                                                                                                         Current
          Categories                 2002          2003          2004          2005          2006       Thereafter        Value
          ----------                 ----          ----          ----          ----          ----       ----------        -----

Loans
    Commercial                    $18,681,788   $         -   $         -   $         -   $         -   $         -   $ 18,315,478
    Mortgage                       24,995,363    26,507,383    29,669,882    18,285,379    24,821,845     5,989,490    105,908,938
    Simple Interest I/L            14,958,253    10,345,380     6,942,975     3,329,330     2,421,182        16,130     31,810,427
    Rule of 78ths I/L                  49,857         4,674           329             -             -             -         49,928

Investments
    U. S. Government  Agencies        118,600       118,600       118,600       118,600       618,600     1,730,875      2,004,830
    Municipals
       Nontaxable                   1,251,928     1,902,964       585,346       585,346       585,346    11,717,435     14,608,049
       Taxable                              -             -             -             -             -             -      1,039,215
    Mortgage Backed Securities      1,711,421     1,479,589     1,280,005     1,212,239     1,610,938     3,004,524      9,015,838


                                                                                                                         Current
          Categories                 2002          2003          2004          2005          2006       Thereafter        Value
          ----------                 ----          ----          ----          ----          ----       ----------        -----

Certificates of Deposits
    < 182 days                      5,650,273             -             -             -             -             -      5,582,149
    182 - 364 days                  5,236,189             -             -             -             -             -      5,128,048
    1 year - 2 years               61,287,741     1,984,254             -             -             -             -     61,006,800
    2 years - 3 years               7,486,477     7,789,488        65,020             -             -             -     14,439,335
    3 years - 4 years               1,749,140     3,781,277     3,551,458       599,038             -             -      8,783,448
    4 years - 5 years                 541,236       914,988       877,402       862,954             -             -      2,853,276
    5 years                         4,228,008     9,069,230     8,240,922    18,537,550    12,172,102             -     44,855,454


In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at six and twelve month intervals.

                        Variable Interest Rate Disclosure

                           Benchmark Bankshares, Inc.

                               September 30, 2001


                                         Valuation of Securities           No          Valuation of Securities
                                         Given an Interest Rate         Change In      Given an Interest Rate
                                       Decrease of (x) Basis Points     Interest     Increase of (x) Basis Points
              Categories                 (200 BPS)      (100 BPS)         Rate          100 BPS        200 BPS
              ----------                 ---------      ---------         ----          -------        -------

Loans
    Commercial                         $ 18,405,702   $ 18,360,480    $ 18,315,478   $ 18,270,697   $ 18,226,135
    Mortgage                            112,100,084    108,931,780     105,908,938    103,022,645    100,264,663
    Simple Interest I/L                  33,048,077     32,418,490      31,810,427     31,222,871     30,654,866
    Rule of 78ths I/L                        50,946         50,432          49,928         49,435         48,950

Investments
    U. S. Government Securities           2,133,550      2,095,348       2,004,830      1,997,316      1,910,870
    Municipals
       Nontaxable                        16,182,030     15,409,438      14,608,049     13,676,321     12,757,497
       Taxable                            1,136,309      1,085,658       1,039,215        996,790        958,204
    Mortgage Backed Securities            9,764,534      9,390,185       9,015,838      8,641,492      8,267,144

Certificates of Deposit
    < 182 days                            5,623,897      5,602,954       5,582,149      5,561,481      5,540,950
    182 - 364 days                        5,191,981      5,159,856       5,128,048      5,096,554      5,065,369
    1 year - 2 years                     62,244,830     61,619,602      61,006,800     60,406,055     59,817,017
    2 years - 3 years                    14,868,139     14,650,951      14,439,335     14,233,093     14,032,035
    3 years - 4 years                     9,181,015      8,978,776       8,783,448      8,594,722      8,412,304
    4 years - 5 years                     3,000,845      2,925,622       2,853,276      2,783,665      2,716,657
    5 years                              47,929,854     46,356,338      44,855,454     43,423,056     42,055,275

Only financial instruments that do not have daily price adjustment capabilities are herein presented.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                               September 30, 2001


         Part II  Other Information

         Item 1            Legal Proceedings

                                    None

         Item 2            Changes in Securities

                                    None

         Item 3            Defaults Upon Senior Securities

                                    None

         Item 4            Submission of Matters to a Vote of Security Holders

                                    None

         Item 5            Other Information

                                    Independent Accountant's Review Report

         Item 6            Report on Form 8-K

                                    No reports on Form 8-K have been filed
                           during the quarter ended September 30, 2001.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have reviewed the accompanying 10Q filing including the balance sheet of Benchmark Bankshares, Inc. (a corporation) as of September 30, 2001 and the related statements of income and cash flows for the nine months and three months periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Benchmark Bankshares, Inc.

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

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The additional required information included in the 10Q filing for September 30, 2001 is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.





                                    Creedle, Jones, and Alga, P. C.
                                    Certified Public Accountants

November 1, 2001

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                               September 30, 2001


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  October 31, 2001                                     Ben L. Watson, III
                                                            ------------------
                                                            President and CEO






Date:  October 31, 2001                                     Janice W. Pernell
                                                            -----------------
                                                          Cashier and Treasurer