Form 10-K
period 2001-12-31
BENCHMARK BANKSHARES INC
filed 2002-03-21
CIK 804563

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001.

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

Registrant's telephone number, including area code (434)676-8444.

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

Based on the closing sales price of March 1, 2002, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $31,050,542.

The number of shares outstanding of the registrant's common stock, $.21 par value was 2,957,194.520 at March 1, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           Benchmark Bankshares, Inc.

                                Table of Contents


                                                                      Page No.

Part I
     Item 1.      Business                                                  3
     Item 2.      Properties                                                6
     Item 3.      Legal Proceedings                                         7
     Item 4.      Submission of Matters to a Vote of Security Holders       7

Part II
     Item 5.      Market for Registrant's Common Equity and Related
                     Stockholder Matters                                    8
     Item 6.      Selected Financial Data                                  10
     Item 7.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   11
     Item 7A.     Quantitative and Qualitative Disclosures About
                     Market Risk                                           34
     Item 8.      Financial Statements and Supplementary Data              34
     Item 9.      Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                   63

Part III
     Item 10.     Directors and Executive Officers of the Registrant       64
     Item 11.     Executive Compensation                                   65
     Item 12.     Security Ownership of Certain Beneficial Owners and
                     Management                                            66
     Item 13.     Certain Relationships and Related Transactions           68

Part IV
     Item 14.     Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K                                           69

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

         At December 31, 2001, the Company and its subsidiary employed 93 full-time and 23 part-time persons.

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

Competition

         The Bank encounters strong competition for its banking services within its primary market area. There are eight commercial banks actively engaged in business in the market area, including five major statewide banking organizations. The Bank is the only community bank actively engaged in business in Lunenburg and Brunswick Counties, and one of two such banks in the Town of Farmville, Prince Edward County, and Mecklenburg County. Finance companies, mortgage companies, credit unions, and savings banks also compete with the Bank for loans and deposits. In addition, the Bank must compete for deposits with money market mutual funds that are marketed nationally.

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

         A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company's banking subsidiaries are located unless the acquisition is specifically authorized by the statutes of the state in which the bank to be acquired is located. Further, a bank holding company and its subsidiaries generally may not extend credit, lease or sell property, or furnish any services on the condition that the customer obtain or provide some additional credit, property, or services from or to the bank holding company or its subsidiaries, or that the customer obtain some other credit, property, or services from a competitor.

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

Restrictions

Investments

         As required by the Virginia Security for Public Deposits Act, the Bank has pledged $5,493,117 at cost of its investment portfolio to safeguard State and local municipalities' deposits as of December 31, 2001.

         By virtue of the Bank holding deposits for the Federal government, it is subject to Section 31CFR202 of the Code of Federal Regulation, which requires, in part, the collateralization of Federal deposits. As of December 31, 2001, the Bank had $515,000 pledged for Federal deposits.

         The Bank is required by Section 19 of the Federal Reserve Act to maintain a certain level of reserves consisting of cash and other liquid assets in proportion to types of deposit accounts held. At year end 2001, the Bank's vault cash met the statutory requirement so designated by the Act.

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

         The Farmville branch office, which opened in June of 1989, contains approximately 1,650 square feet of floor space and is a leased facility. The Bank signed a new lease effective October 15, 1998. The lease has a five year original term with five additional options to renew for additional twelve month terms. The current monthly lease amount as of December 31, 2001 was $1,160. The office contains three teller windows. Currently, the office has no drive-up window. The Bank added a third office to the Branch in 1998.

         The South Hill office, which opened for business in September, 1989, is also housed in a leased facility. During 2000, the Bank renegotiated its lease to extend the agreement to June 30, 2005. The lease provides for renewal options of twelve month periods for an additional five years. The current monthly lease amount as of December 31, 2001 was $1,750. This amount can be renegotiated in June of 2002. This office contains approximately 2,900 square feet of floor space and operates four teller windows, a drive-up window, which serves two lanes of traffic, and an automatic-teller machine.

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

         In Chase City, the Bank has remodeled a former banking office of a state-wide financial institution facility and opened a full-service office in January of 2001. The branch building consists of 2,142 square feet and contains a lobby, teller windows, a drive-up unit, and automatic-teller machine. The facility is constructed of brick and is situated in a shopping center on the north side of town.

         During 2001, the Bank opened a full-service banking facility on Highway 15 South in Clarksville. The branch building consists of 1,680 square feet and contains a lobby, teller windows, three offices, a drive-up and automatic-teller unit. The facility is a modular unit.

         During 1999, the Bank began operating a full-service bank in a temporary location in Lawrenceville. In 2000, the Bank moved to a permanent banking facility which is a one-story brick building. The facility contains 2,021 square feet on the ground level which houses a lobby, teller stations, a drive-up window, and an automatic-teller machine. There is also a full basement which is currently being utilized for storage.

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

         The following table sets forth information concerning the closing market price of the stock since its initial listing:

                                Bid Price
                             of Common Stock

         2001

First Quarter                      $ 9.25
Second Quarter                      10.00
Third Quarter                       10.00
Fourth Quarter                      10.00

          2000

First Quarter                      $ 9.00
Second Quarter                       8.88
Third Quarter                        9.75
Fourth Quarter                       9.25

         1999

First Quarter                      $12.50
Second Quarter                      12.75
Third Quarter                       12.00
Fourth Quarter                      10.75

         1998

First Quarter(1)                   $19.00
Second Quarter(1)                   19.00
Third Quarter(1)                    15.50
Fourth Quarter                      13.75

        1997(1)

First Quarter                      $ 8.88
Second Quarter                       9.63
Third Quarter                       12.50
Fourth Quarter                      15.50


         During 2001, the Company declared an $.18 per share semi-annual dividend in June and $.18 per share semi-annual dividend in December. The semi-annual dividends declared in 2000 amounted to $.16 per share in June and $.18 per share in December.

         As of December 31, 2001, there were 949 stock certificates issued to holders of record.

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

         As of December 31, 2001, there has been no issuance of preferred stock as authorized in the Articles of Incorporation.

ITEM 6      SELECTED FINANCIAL DATA

                                           Years Ended December 31,
                                 2001      2000      1999      1998      1997
                                 ----      ----      ----      ----      ----
                             (In thousands of dollars, except per share amounts)

Interest income                $ 17,401  $ 16,422  $ 15,126  $ 14,328  $ 13,653
Interest expense                  8,755     8,002     7,376     7,006     6,508
                               --------  --------  --------- --------  --------
Net interest income               8,646     8,420     7,750     7,322     7,145
Provision for loan losses           198       201       606       357       360
Other operating revenue           1,044     1,006       742       647       586
Other operating expense           5,600     5,069     4,317     3,825     3,600
                               --------  --------  --------  --------  --------

Income Before Income Taxes        3,892     4,156     3,569     3,787     3,771

Income Taxes                      1,156     1,311     1,057     1,143     1,192
                               --------  --------  --------  --------  --------

Net Income                        2,736     2,845     2,512     2,644     2,579

Per Share Data (1)
   Net income                      0.92      0.95      0.83      0.89      0.88
   Cash dividends declared         0.36      0.34      0.32      0.31      0.29

Balance Sheet Amounts
   (at end of period)
      Total assets              241,813   205,253   193,324   185,381   158,735
      Total loans (2)           176,077   163,038   150,675   133,033   125,422
      Total deposits            216,361   181,197   164,741   164,892   140,742
      Total equity               23,477    22,185    20,048    19,015    16,652

Book value per share
   (at end of period)              7.90      7.38      6.65      6.34      5.66

Selected Financial Ratios
(as a percentage)
  Net income to average equity    13.61     14.89     13.30     15.65     17.31
  Net income to average assets     1.23      1.42      1.31      1.53      1.66
  Loans to deposits (3)           82.20     90.90     92.39     81.62     90.10
  Primary capital to total assets
     (at end of period) (4)       10.30     11.46     10.65     10.95     10.99
  Net interest yield (5)           4.12      4.50      4.33      4.54      4.90
  Allowance for loan losses to
     loans (at end of period) (6)  1.00      1.01      1.00      1.16      1.00
  Nonperforming loans to loans
     (at end of period) (7)        0.70      0.92      1.04      1.05      1.12
  Net charge offs to average
     loans (3)                     0.05      0.04      0.45      0.15      0.14

(1) Average shares outstanding.
(2) Total loans net of unearned discount on installment loans and reserve for loan losses.
(3) For purposes of this ratio, loans represent gross loans less unearned interest income.
(4) Equity exclusive of unrealized securities gains (losses) plus allowance for loan loss less the deferred taxes related to loan losses to assets.
(5) Net interest income to total average earning assets.
(6) The difference of gross loans minus unearned interest income divided into the allowance for loan losses.
(7) Nonperforming loans are loans accounted for on a nonaccrual basis and loans which are contractually past due 90 days or more. Average loans are gross average loans minus the average unearned interest income.

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

Overview

         The Company continued to grow through its subsidiary, Benchmark Community Bank, as the Bank reached out to serve an extended trade area. The Bank experienced steady growth in loans and deposits which led to record levels of interest earned. A majority of the increase was due to the continued growth in the newest full-service branch offices located in Lawrenceville, Clarksville, and Chase City.

A Comparison of 2001 Versus 2000

Results of Operations and Financial Conditions

         Net income of $2,735,768 in 2001 resulted in a decrease of $109,293 or 3.84% from net income of $2,845,061 in 2000. Earnings per share of $.92 in 2001 decreased $.03 or 3.16% from earnings per share of $.95 in 2000.

         Growth in deposits with a corresponding but lesser growth in loans resulted in a decline in the loan to deposit ratio to 82.20% from 90.90% for the previous year. Deposits increased $35,164,294 or 19.41% while gross loans grew $13,145,692 or 7.98%.

         In 2001, the Bank achieved a return on average assets of 1.23% as compared to a 1.42% return on average assets in 2000. The lower rate of return was a result of two factors. First, the demand for loans did not grow as fast as deposits resulting in a drop in the loan to deposit ratio, and, secondly, the market rates fell putting pressure on the interest margin spread.

         The year ended 2001 reflected a decrease in return on equity as net income to average equity declined to 13.61% as compared to the 2000 level of 14.89%. The lower rate of return resulted from a decline in earnings as the nationwide economic growth dipped after a sustained level of growth throughout the 1990's.

Net Interest Income

         Net interest income of $8,646,009 in 2001 reflected an increase of $226,192 or 2.69% over net interest income of $8,419,817 in 2000.

         Total interest income of $17,401,066 in 2001 grew by $979,348 or 5.96% over total interest income of $16,421,718 in 2000. Total interest expense of $8,755,057 in 2001 reflected an increase of $753,156 or 9.41% over total interest expense of $8,001,901 in 2000.

         The increase in interest income resulted from an increase in loans despite a decline in interest rates. (Refer to Table D, "Analysis of Changes in Net Interest Income," for an analysis of the impact of volume and rate.)

         Due to a decline in market rates, the Bank experienced a lower interest margin. The cost of deposits dropped 25 basis points while the decline in interest income rates amounted to 41 basis points. (Refer to Table C, "Interest Rates Earned and Paid," for further analysis of interest rate activity.)

Loans

         The Bank utilizes the following types of loans in servicing the trade area:

        Commercial (Time and Demand)                    10.85%
        Consumer (Installment)                          18.53%
        Real Estate (Construction)                        .53%
        Real Estate (Mortgage)                          70.09%

         These types of loans have traditionally provided the Bank with a steady source of quality interest-earning assets. The maturities of these loans range from commercial loans and real estate construction loans maturing in less than one year to installment and real estate credits that may exceed five years. With the exception of home equity loans, which are short-term in nature, mortgage loans, which represent 70.09% of the portfolio, are typically fifteen to twenty year payback loans with three to five year balloon options. By setting maturities of loans for a short-term, the Bank can effectively manage its asset/liability mix, as most deposit accounts mature in one year or less.

Allowance for Loan Losses

         The 2001 year ending level of the allowance for loan losses amounted to $1,774,632. This amount represented an increase of $106,909 or 6.41% over the 2000 level of $1,667,723. Loans collateralized by real estate represented a majority of the loans. By obtaining a high degree of collateral, the Bank has avoided a portion of credit risk; however, the Bank constantly monitors its loan portfolio for credit weaknesses. As of the year end 2001, the Bank's allowance for loan losses represented 1.0% of gross loans.

         The Bank incurred net charge offs for loan losses for the year of $90,977. As a result of the low level of net charge offs, the current year provision was $3,301 lower when compared to the prior year. The year 2001 level represented a 1.64% decrease over the amount expended in 2000.

Noninterest Income and Noninterest Expense

         Total noninterest income, i.e., fees charged for customer services, for 2001 was $1,043,388. This represents an increase of $36,750 or 3.65% over the 2000 level of $1,006,638. Gains were experienced in service charges on deposit accounts and other operating income as the Bank increased its customer base due to the growth of the new full-service branches.

         Total noninterest expense in 2001 of $5,599,837 reflects an increase of $531,005 or 10.48% over the 2000 level of $5,068,832. The increase resulted from normal increases in operations and salaries and benefits, as the Bank's three newest offices were in full operation throughout the year.

Premises and Equipment

         The Bank's premises and equipment increased $1,100,702 during the year. The activity herein detailed includes a transfer of $55,848 from construction in progress.

                 Increase in Capitalized Premises and Equipment


                                                               Equipment,
                                              Leasehold     Furniture, and
     Office/Area          Land    Building   Improvements      Fixtures

Kenbridge               $     -   $  2,911      $    -         $ 45,097
Victoria                      -      2,017           -           41,192
Farmville #1                  -          -           -           43,010
South Hill                    -          -       2,735           42,278
Farmville #2                  -     19,750           -           41,288
Crewe                         -          -           -           35,342
Lawrenceville                 -          -           -           39,860
Clarksville              45,312    320,673           -          134,627
Chase City                    -    191,180           -          149,278
                        -------   --------      ------         --------

     Total              $45,312   $536,531      $2,735         $571,972
                        =======   ========      ======         ========

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

         For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains and losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The impact of this unrealized loss on securities negatively impacted stockholders' equity in the amount of $148,811, therefore, affecting the book value of the Company's stock. The book value per share of the stock inclusive of the FAS 115 adjustment was $7.90, while the book value per share is $7.95 when reported exclusive of the FAS 115 impact.

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

         As of December 31, 2001, the Bank had $914,814 in outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

         At current year end, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, and unfunded business loans. The total amount of these commitments amounted to $29,349,224.

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

Liquidity

         The Bank's funding requirements are supplied by a wide range of traditional banking sources, including various types of demand, money market, savings, certificates of deposit, and Federal funds purchased. Large certificates of deposit of $100,000 or more increased by $11,737,464 or 60.61% in 2001. These deposits currently represent 14.37% of the total deposit base. The Bank feels that the large certificates are more of a function of customer service than a competitive bid situation. The amount of these certificates of deposit maturing during 2002 is $20,531,603, while $10,569,972 matures between one and five years.

         A GAP analysis is presented in Table L. This analysis reflects the difference between maturing and repricing of interest-earning assets and interest-bearing liabilities. A positive gap indicates more assets are maturing than liabilities. Conversely, a negative gap indicates more liabilities mature than assets during a given period. Assets classified as immediately maturing are those assets which can be repriced or converted to cash immediately upon demand. Liabilities classified as immediately maturing are those which can be withdrawn on demand except that the Bank has assigned a 90% retention rate on core deposits. The GAP analysis shows a net positive gap of $8,530 when immediately maturing interest-bearing liabilities are deducted from immediately maturing interest-earning assets. The cumulative gap changes to a negative gap of $27,049 when comparing assets and liabilities maturing up to one year; however, the cumulative gap shifts to a positive position of $38,084 for over five years. The deficit gap results from the customer preference for short-term liquidity in the current period of fluctuating rates, which affects not only deposits but also callable investments.

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

         The Company began a capital buyback program during 1999. Through this program, the Company has repurchased 39,200 shares of stock amounting to $376,769 during the year of 2001. The Company continued to experience strong earnings through the operation of the Bank. Through earnings, the Company generated an additional $1,664,244 in capital. This activity, plus the sale of $22,140 common stock through the stock option plan, raised year end capital exclusive of unrealized security gains net of tax effect to a level of $23,625,972 or a 5.87% increase over the 2000 year ending level of $22,316,522.

         The primary capital to total assets ratio stands at 10.30% as of December 31, 2001. This amount is well above current industry standards. Refer to Item 14(d)(5) for additional capital ratio analysis. Due to the increase in earnings, subsequent earnings retention, and sale of common stock, the Company's capital position was strengthened and, as a result, the Company remains well capitalized for the banking industry even after initiating a stock buyback program.

         Pursuant to regulations of the Federal Reserve Board, the Company is required to maintain certain minimum levels of capital in its bank subsidiary. At December 31, 2001, the Bank maintained the following capital ratios:

        Total Risk-Based Capital Ratio                   13.10%
        Tier I Risk-Based Capital Ratio                  12.02%
        Tier I Leverage Ratio                            08.33%

         These ratios exceed the minimum ratios required by regulatory authorities for the Bank to be considered well capitalized.

Inflationary Factors

         The Bank's earnings are greatly impacted by inflation and the actions of the Federal Reserve Board. The year 2001 was a period of falling interest rates as the Federal Reserve attempted to stimulate the economy by lowering the Federal discount window rate. The interest spread margin for the year was 3.93% versus a 4.18% margin spread for 2000. Refer to Table C.

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

         At year end 2001, the loan-to-deposit ratio had fallen as the rate of deposit growth exceeded loan production.

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

         The Bank expects to utilize the newly available technologies to expand into internet interfacing and imaging to provide additional outlets for service and cost efficiency.

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

         These types of loans have traditionally provided the Bank with a steady source of quality interest-earning assets. The maturities of these loans range from commercial loans and real estate construction loans maturing in less than one year to installment and real estate credits that may exceed five years. With the exception of home equity loans, which are short-term in nature, mortgage loans, which represent 70.53% of the portfolio, are typically fifteen to twenty year payback loans with three to five year balloon options. By setting maturities of loans for a short-term, the Bank can effectively manage its asset/liability mix, as most deposit accounts mature in one year or less.

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

         Pursuant to regulations of the Federal Reserve Board, the Company is required to maintain certain minimum levels of capital in its bank subsidiary. At December 31, 2000, the Bank maintained the following capital ratios:

        Total Risk-Based Capital Ratio                   13.07%
        Tier I Risk-Based Capital Ratio                  11.97%
        Tier I Leverage Ratio                             8.73%

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

         At year end 2000, the loan-to-deposit ratio remained strong as loan and deposit growth grew at parallel rates.

TABLE A.  COMPARATIVE SUMMARY OF EARNINGS
                                           Years Ending December 31,
                                       2001           2000           1999
                                       ----           ----           ----
                                (In thousands of dollars, except per share data)
Interest Income
   Interest and fees on loans      $      15,611  $      14,557  $      13,209
   Interest on investment securities
     U. S. Government agencies               721            980            931
     State and political subdivisions        579            451            616
     Other securities                         10             24              6
     Interest on Federal funds sold          481            410            363
                                   -------------  -------------  -------------

          Total Interest Income           17,402         16,422         15,125

Interest Expense
   Interest-bearing checking deposits        626            768            811
   Savings deposits                          250            287            299
   Time deposits                           7,879          6,892          6,225
   Federal funds purchased                     -             54             41
   Other                                       -              1              -
                                   -------------  -------------  -------------

          Total Interest Expense           8,755          8,002          7,376
                                   -------------  -------------  -------------

Net Interest Income                        8,647          8,420          7,749

Provision for Loan Losses                    198            201            606
                                   -------------  -------------  -------------

          Net Interest Income
            After Provision for
            Loan Losses                    8,449          8,219          7,143

Noninterest Income
   Service charges on deposit
      accounts                               555            509            450
   Other operating income                    482            456            292
   Net investment securities gains
      (losses)                                 2             (3)            (1)
   Gain (Loss) on sale of other assets         4             45             (4)
   Rental                                      -              -              5
                                   -------------  -------------  -------------

          Total Noninterest Income         1,043          1,007            742

Noninterest Expense
   Salaries                                2,837          2,661          2,300
   Employee benefits                         652            600            517
   Occupancy expense                         327            297            226
   Other operating expense                 1,784          1,512          1,274
                                   -------------  -------------  -------------

          Total Noninterest Expense        5,600          5,070          4,317
                                   -------------  -------------  -------------

Net Income Before Taxes                    3,892          4,156          3,568
Provision for Income Tax                   1,155          1,311          1,056
                                   -------------  -------------  -------------

               Net Income          $       2,737  $       2,845  $       2,512
                                   =============  =============  =============

Per Share - Based on Weighted Average
   Net income                      $        0.92  $        0.95  $        0.83
   Average shares outstanding      2,970,003.060  3,008,522.578  3,011,913.354

TABLE B.  AVERAGE BALANCE SHEETS

                            (In thousands of dollars)

                                          Years Ended December 31,
                                  2001              2000              1999
                                  ----              ----              ----

                            Amount      %     Amount      %     Amount      %
                            ------      -     ------      -     ------      -

Assets
   Cash and due from banks $  6,491    2.92  $  5,480    2.74  $  5,924    3.10
   Investment securities     24,282   10.94    24,529   12.28    27,657   14.47
   Federal funds sold        14,225    6.41     6,351    3.18     7,557    3.95
   Loans (net)              169,434   76.31   156,089   78.13   143,610   75.12
   Bank premises and
      equipment               3,981    1.79     3,673    1.84     3,273    1.71
   Accrued interest           1,599    0.72     1,578    0.79     1,462    0.76
   Other assets               2,014    0.91     2,072    1.04     1,682    0.89
                           --------  ------  --------  ------  --------  ------

                           $222,026  100.00  $199,772  100.00  $191,165  100.00
                           ========  ======  ========  ======  ========  ======

Liabilities and Stockholders' Equity
   Deposits
      Demand               $ 44,599   20.09  $ 41,582   20.81  $ 38,866   20.33
      Savings and MMA        19,859    8.94    17,591    8.81    18,454    9.65
      Time                  136,054   61.28   119,671   59.90   113,178   59.20
   Federal funds purchased        -       -       867    0.43       822    0.43
   Accrued interest             929    0.42       810    0.41       726    0.38
   Other liabilities            485    0.22       150    0.08       225    0.12
   Stockholders' equity      20,100    9.05    19,101    9.56    18,894    9.89
                           --------  ------  --------  ------  --------  ------

                           $222,026  100.00  $199,772  100.00  $191,165  100.00
                           ========  ======  ========  ======  ========  ======

TABLE C.  INTEREST RATES EARNED AND PAID (In thousands of dollars)

                                                  2001                          2000                          1999
                                                  ----                          ----                          ----
                                      Average             Yield/    Average             Yield/    Average             Yield/
Description                           Balance   Interest   Rate     Balance   Interest   Rate     Balance   Interest   Rate
-----------                           -------   --------   ----     -------   --------   ----     -------   --------   ----

Interest-Earning Assets
   Investment securities             $ 24,282   $ 1,309    5.39%   $ 24,529   $ 1,455    5.93%   $ 27,657   $ 1,502    5.43%
   Federal funds sold                  14,225       481    3.38%      6,351       410    6.46%      7,557       363    4.80%
   Loans (1) (2)                      171,145    15,611    9.12%    157,671    14,557    9.23%    143,610    13,209    9.20%
                                     --------   -------    -----   --------   -------    -----   --------   -------    -----

                                     $209,652    17,401    8.30%   $188,551    16,422    8.71%   $178,824    15,074    8.43%
                                     ========                      ========                      ========

Interest-Bearing Liabilities
   Deposits                          $200,512     8,755    4.37%   $178,844     7,948    4.52%   $170,498     7,335    4.30%
   Federal funds purchased                  -         -    0.00%        867        54    6.23%        822        41    4.99%
                                     --------   -------    -----   --------   -------    -----   --------   -------    -----

            Total Interest-Bearing
               Liabilities           $200,512     8,755    4.37%   $179,711     8,002    4.53%   $171,320     7,376    4.31%
                                     ========   -------            ========   -------            ========   -------

Net interest income/yield (3) (4)               $ 8,646                       $ 8,420                       $ 7,698
                                                =======                       =======                       =======

Interest spread (5)                                        3.93%                         4.18%                         4.12%





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

TABLE D.  ANALYSIS OF CHANGE IN NET INTEREST INCOME (In thousands of dollars)

                                    Year 2001 over 2000                Year 2000 over 1999
                              Increase (Decrease)     Total      Increase (Decrease)     Total
                               Due to Change In:     Increase     Due to Change In:     Increase
                               Volume     Rate      (Decrease)    Volume     Rate      (Decrease)

Increase (Decrease) in
  Investment securities        $   50    $(197)       $ (147)     $ (185)   $  87        $  (98)
  Federal funds sold              510     (438)           72         (78)     124            46
  Loans                         1,240     (186)        1,054       1,298       50         1,348
                               -------   ------       -------     -------   ------       -------

          Total                 1,800     (821)          979       1,035      261         1,296

Interest Expense
   Deposit accounts             1,108     (301)          807         242      370           612
   Federal funds purchased        (54)       -           (54)          3       10            13
                               -------   ------       -------     -------   ------       -------

          Total                 1,054     (301)          753         245      380           625
                               -------   ------       -------     -------   ------       -------

Increase (Decrease) in
   Net Interest Income         $  746    $(520)       $  226      $  790    $(119)       $  671
                               =======   ======       =======     =======   ======       =======


                                    Year 1999 over 1998
                              Increase (Decrease)      Total
                               Due to Change In:     Increase
                               Volume      Rate     (Decrease)
Increase (Decrease) in
  Investment securities        $   389   $  (15)      $  374
  Federal funds sold              (288)     (42)        (330)
  Loans                          1,515     (761)         754
                               --------  -------      -------

          Total                  1,616     (818)         798

Interest Expense
   Deposit accounts                689     (360)         329
   Federal funds purchased          41        -           41
                               --------  -------      -------

          Total                    730     (360)         370
                               --------  -------      -------

Increase (Decrease) in
  Net Interest Income          $   886   $ (458)      $  428
                               ========  =======      =======

TABLE E.  INVESTMENT SECURITIES

         The carrying amount and approximate market values of investment securities are summarized below:

                                  Book      Unrealized  Unrealized     Market
                                  Value        Gains      Losses       Value

Available-for-Sale
  December 31, 2001
     U. S. Government agencies $   497,917   $  3,682    $      -   $   501,599
     State and political
        subdivisions            17,049,625    116,902     161,826    17,004,701
     Pooled securities          17,513,927     29,082     213,314    17,329,695
     Other securities              195,490          -           -       195,490
                               -----------   --------    --------   -----------

                               $35,256,959   $149,666    $375,140   $35,031,485
                               ===========   ========    ========   ===========

  December 31, 2000
     U. S. Government agencies $ 9,289,397   $  1,795    $ 88,572   $ 9,202,620
     State and political
        subdivisions             8,741,141     58,556     146,928     8,652,769
     Pooled securities           1,645,364        830      24,667     1,621,527
     Other securities              200,492          -           -       200,492
                               -----------   --------    --------   -----------

                               $19,876,394   $ 61,181    $260,167   $19,677,408
                               ===========   ========    ========   ===========
Held-to-Maturity
  December 31, 2001
     U. S. Government agencies $ 1,000,000   $    900    $      -   $ 1,000,900
     State and political
        subdivisions               513,266      9,341           -       522,607
                               -----------   --------    --------   -----------

                               $ 1,513,266   $ 10,241    $      -   $ 1,523,507
                               ===========   ========    ========   ===========

  December 31, 2000
     U. S. Government agencies $ 4,500,000   $      -    $ 65,455   $ 4,434,545
     State and political
        subdivisions               744,718      1,745      13,143       733,320
                               -----------   --------    --------   -----------

                               $ 5,244,718   $  1,745    $ 78,598   $ 5,167,865
                               ===========   ========    ========   ===========

         The maturities of investment securities at December 31, 2001 were as follows:

                                  Book Value       Market Value

Available-for-Sale
   Due in one year or less       $   149,920       $   152,780
   Due from one to five years      4,095,748         3,925,614
   Due from five to ten years     12,755,375        12,567,678
   After ten years                18,255,916        18,189,923
   Other securities                  195,490           195,490

Held-to-Maturity
   Due from one to five years        513,266           522,607
   Due from five to ten years        500,000           500,900
   After ten years                   500,000           500,000

         Securities having a market value of $5,736,895 and $5,222,596 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes.

         In the event of the sale of securities, the cost basis of the security, adjusted for the amortization of premium or discounts, will be used when calculating gains or losses.

         The maturity distribution, book value, and approximate tax equivalent yield (assuming a 34% Federal income tax rate) of the investment securities portfolio at December 31, 2001 is presented in the following table (in thousands of dollars):


                                                      Maturity

                                                After One but           After Five but
                       Within One Year           Within Five              Within Ten                After Ten
                       Amount    Yield(2)     Amount     Yield(2)      Amount     Yield(2)      Amount     Yield(2)
                       ------    -----        ------     -----         ------     -----         ------     -----

U. S. Government
   Securities         $      -   0.000%     $  497,917   5.351%     $   500,000   6.500%     $   500,000   7.000%
State and Political
   Subdivisions        149,920   8.159%        653,266   6.004%      10,043,669   6.393%       6,716,036   6.541%
Pooled Securities            -   0.000%      3,457,831   5.341%       2,711,706   5.404%      11,344,390   5.748%
Other                        -   0.000%              -   0.000%               -   0.000%         195,490   4.949%
                      --------              ----------              -----------              -----------

          Total(1)    $149,920              $4,609,014              $13,255,375              $18,755,916
                      ========              ==========              ===========              ===========




(1) Values stated at book value, exclusive of other securities, which include Federal Reserve Bank stock, Community Bankers' Bank stock, and Bankers' Title, which amount to $195,490 at year end 2001.

(2) The yield is the weighted average Federal Tax Equivalent yield on cost.

TABLE F.  LOAN PORTFOLIO

         The table below classifies gross loans by major category and percentage distribution at December 31 for 2001, 2000, and 1999:

                             2001                2000                1999
                        Amount      %       Amount      %       Amount      %

Commercial          $ 19,293,070  10.85  $19,810,083  12.03  $23,423,032  15.38
Installment           32,954,231  18.53   27,509,990  16.70   26,232,943  17.23
Real Estate -
   Construction          947,775   0.53    1,211,625   0.74    1,132,526   7.44
Real Estate -
   Mortgage          124,657,873  70.09  116,185,571  70.53  101,474,226  59.95


         The following table shows maturities of the major loan categories and their sensitivity to changes in investment rates at December 31, 2001 for fixed interest rate and floating interest rate loans:

                                          Due After
                                           One Year
                             One Year     but Within    Due After
                              or Less     Five Years    Five Years
                             Fixed Rate   Fixed Rate    Fixed Rate     Total

Commercial                  $18,910,034  $    349,146  $    33,890  $ 19,293,070
Installment                   2,637,460    22,434,980    7,212,152    32,284,592
Real Estate - Construction      947,775             -            -       947,775
Real Estate - Mortgage       20,239,031    84,334,822   12,329,790   116,903,643
                            -----------  ------------  -----------  ------------

     Total                  $42,734,300  $107,118,948  $19,575,832  $169,429,080
                            ===========  ============  ===========  ============


                                        Over One
                                        Year but
                          One Year     Within Five       Over
                          or Less         Years       Five Years
                       Floating Rate  Floating Rate  Floating Rate     Total

Commercial              $         -   $          -    $         -   $          -
Installment                       -        669,639              -        669,639
Real Estate - Mortgage    7,609,600        144,630              -      7,754,230
                        -----------   ------------    -----------   ------------

     Total              $ 7,609,600   $    814,269    $         -   $  8,423,869
                        ===========   ============    ===========   ============

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

         Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. The following table presents information concerning nonperforming loans for the periods indicated:

                                                            December 31,
                                                       2001    2000     1999
                                                       ----    ----     ----
                                                      (In thousands of dollars)

Commercial
  Nonaccrual                                           $  -   $    -   $   49
  Contractually past due 90 days or more                 18        6       14

Installment
  Nonaccrual                                             74       22      212
  Contractually past due 90 days or more                  -       40       54

Real Estate
  Nonaccrual                                            604      393      534
  Contractually past due 90 days or more                273      989      629
                                                       ----   ------   ------

                                                       $969   $1,450   $1,492
                                                       ====   ======   =======

Nonperforming loans to gross loans at year end        0.54%    0.92%    1.04%

Effect of nonaccrual loans on interest revenue         $ 34   $   37   $   54

TABLE H.  SUMMARY OF LOAN LOSS EXPERIENCE

         Loan losses have not been a significant negative factor for the Bank. The following table presents the Bank's loan loss experience and selected loan ratios for the three years ended December 31, 2001, 2000, and 1999:

                                                  2001       2000       1999
                                                  ----       ----       ----
                                                   (In thousands of dollars)

Allowance for loan losses at beginning of year  $  1,668   $  1,523   $  1,559

Loan Charge Offs
   Commercial                                         (1)       (35)       (23)
   Installment                                      (242)      (181)      (622)
   Real Estate                                        (9)       (60)      (109)
                                                ---------  ---------  ---------

               Total Charge Offs                    (252)      (276)      (754)

Recoveries of Loans Previously Charged Off
   Commercial                                          -        107          -
   Installment                                       118        100         91
   Real Estate                                        43         13         21
                                                ---------  ---------  ---------

               Total Recoveries                      161        220        112
                                                ---------  ---------  ---------

Net loans charged off                                (91)       (56)      (642)

Provision for loan losses                            198        201        606
                                                ---------  ---------  ---------

Allowance for loan losses at end of year        $  1,775   $  1,668   $  1,523
                                                =========  =========  =========

Average total loans (net of unearned income)    $171,149   $157,671   $145,139
Total loans (net of unearned income) at
   year end                                      177,852    164,706    152,198

Selected Loan Loss Ratios
   Net charge offs to average loans                 0.05%      0.04%     0.442%
   Provision for loan losses to average loans       0.12%      0.13%     0.42%
   Provision for loan losses to net
      charge offs %                               217.58%    358.93%    94.39%
   Allowance for loan losses to year end loans      1.00%      1.01%     1.02%
   Loan loss coverage(1)                           44.95X     77.81X     6.50X












(1) Income before income taxes plus provision for loan losses, divided by net charge offs.

TABLE I.  COMPOSITION OF ALLOWANCE FOR LOAN LOSSES (In thousands of dollars)

                                          2001                               2000                               1999
                                          ----                               ----                               ----
                                                   Percentage                         Percentage                         Percentage
                             Allowance  Breakdown   of Loans    Allowance  Breakdown   of Loans    Allowance  Breakdown   of Loans
                              Amount        %      Outstanding   Amount        %      Outstanding   Amount        %      Outstanding
                              ------        -      -----------   ------        -      -----------   ------        -      -----------

Commercial                    $   90       5.00       10.85         215      12.89       12.03          61       4.01       15.38
Installment                      990      55.00       18.53         689      41.31       16.70       1,249      82.01       17.23
Real Estate - Construction         -          -        0.53           -          -        0.74           -          -        0.75
Real Estate - Mortgage           720      40.00       70.09         764      45.80       70.53         213      13.98       66.64
                              ------     ------      ------      ------     ------      ------      ------     ------      ------

          Total               $1,800     100.00      100.00      $1,668     100.00      100.00      $1,523     100.00      100.00
                              ======     ======      ======      ======     ======      ======      ======     ======      ======

TABLE J.  DEPOSITS

         The breakdown on average deposits for the years indicated is as follows (in thousands of dollars):

                                    2001              2000             1999
                                    ----              ----             ----
                               Average           Average          Average
                               Balance   Rate    Balance   Rate   Balance  Rate

Noninterest-bearing demand
   deposits                   $ 25,221      -    $ 21,816     -  $ 18,113     -
Interest-bearing demand
   deposits                     19,378   1.80      19,766  2.59    20,753   2.63
Money market accounts            9,543   2.97       7,544  3.38     8,303   3.13
Savings                         10,316   2.43      10,047  2.85    10,151   2.93
Time                           136,054   5.83     119,671  5.77   113,178   5.36
                              --------           --------        --------

                              $200,512           $178,844        $170,498
                              ========           ========        ========


         Remaining maturities of time certificates of deposit of $100,000 or more at December 31, 2001 are shown below (in thousands of dollars):

                   Maturity                                  December 31, 2001

Three months or less                                              $ 8,460
Three to six months                                                 6,112
Six to twelve months                                                5,960
One to three years                                                  5,953
Three to five years                                                 3,199
Five or more years                                                  1,418
                                                                  -------

                    Total                                         $31,102
                                                                  =======

TABLE K.  RETURN ON EQUITY AND ASSETS

         The following table highlights certain ratios for the three years ended December 31, 2001, 2000, and 1999 (in thousands of dollars):

                                                        2001     2000     1999
                                                        ----     ----     ----

Income before securities gains and losses to
   Average total assets                                 1.23%    1.43%    1.31%
   Average stockholders' equity                        13.60%   14.91%   13.29%

Net income to
   Average total assets                                 1.23%    1.42%    1.31%
   Average stockholders' equity                        13.61%   14.91%   13.29%

Dividend pay out ratio (dividends declared per
   share divided by net income per share)              39.13%   35.93%   38.55%

Average stockholders' equity to average total
   assets ratio                                         9.05%    9.56%    9.88%

TABLE L.
                                  GAP Analysis
                                December 31, 2001


         The following table reflects interest-rate sensitive assets and liabilities only. The following table sets forth at December 31, 2001 interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specific period (in thousands of dollars):

                         Scheduled Maturity or Repricing

                                    Immediately  3 Months
                                     Adjusted    or Less   3-12 Months  1-3 Years  3-5 Years  Over 5 Years    Total
                                     --------    -------   -----------  ---------  ---------  ------------    -----

Gross loans                           $    31    $21,329     $28,984    $50,375    $56,352       $20,781    $177,852
Investment securities (1)                   -          -         153        513      2,336        33,347      36,349
Federal funds sold                     12,740          -           -          -          -             -      12,740
                                      -------    --------    --------   --------   --------      -------    --------

     Total Interest-Earning Assets    $12,771    $21,329     $29,137    $50,888    $58,688       $54,128    $226,941
                                      =======    ========    ========   ========   ========      =======    ========

Interest-Bearing Liabilities
  Interest-bearing demand deposits(2) $ 2,031    $     -     $     -    $     -    $18,274       $     -    $ 20,305
  Money market deposits(2)              1,094          -           -          -      9,845             -      10,939
  Savings(2)                            1,116          -           -          -     10,044             -      11,160
  Time deposits                             -     29,670      56,375     33,994     26,414             -     146,453
                                      -------    --------    --------   --------   --------      -------    --------

      Total Interest-Bearing Deposits $ 4,241    $29,670     $56,375    $33,994    $64,577       $     -    $188,857
                                      =======    ========    ========   ========   ========      =======    ========

Difference Between Interest-Earning
   Assets and Interest-Bearing Liabilities
      Period (GAP)                    $ 8,530    $(8,341)   $(27,238)   $16,894    $(5,889)      $54,128    $ 38,084
      Cumulative (GAP)                  8,530        189     (27,049)   (10,155)   (16,044)       38,084
      Cumulative interest-earning
         assets to interest-bearing
         liabilities                   301.13%    100.36%      70.04%     91.83%     91.50%       120.17%

(1) Does not include $87,000 in Federal Reserve stock, $50,000 in Community Bankers' Bank stock, and 58,000 in Bankers' Title.

(2) Assumes core deposits will retain 90% up to five years.

ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to Footnote 18 in the annual financial statements included in this document on page 57.


ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Financial Statements
Independent Auditor's Report

Financial Statements

     Consolidated Statements of Financial Condition - December 31, 2001 and 2000 Consolidated Statements of Income - Years Ended December 31, 2001, 2000,
        and 1999
     Consolidated Statements of Changes in Stockholders' Equity - Years
        Ended December 31, 2001 and 2000
     Consolidated Statements of Cash Flows - Years Ended December 31, 2001,
        2000, and 1999
     Notes to Consolidated Financial Statements - December 31, 2001, 2000, and 1999

Management's Report on Financial Statements

         The following consolidated financial statements and related notes of Benchmark Bankshares, Inc. and its subsidiary, Benchmark Community Bank, were prepared by management which has the primary responsibility for the integrity of the financial information. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and include amounts that are based on management's best estimates and judgments. Financial information elsewhere in the Annual Report is presented on a basis consistent with that in the financial statements.

         In meeting its responsibility for the accuracy of the financial statements, management relies on the Company's internal accounting controls. This system provides reasonable assurance that assets are safeguarded and transactions are recorded to permit the preparation of appropriate financial information.

         The financial statements have been audited by Creedle, Jones, and Alga,
P. C., the Company's independent certified public accountants. Their audit is conducted in accordance with auditing standards generally accepted in the United States of America and includes a review of internal controls and a test of transactions in sufficient detail to allow them to report on the fair presentation of the consolidated operating results and financing condition of Benchmark Bankshares, Inc. and its subsidiary, Benchmark Community Bank.

                           Benchmark Bankshares, Inc.

                     Report on Audit of Financial Statements

                           Benchmark Bankshares, Inc.

                                Table of Contents


                                                                          Pages

Independent Auditor's Report                                                 38

Exhibits

     A            Consolidated Statements of Financial Condition          39-40

     B            Consolidated Statements of Income                       41-42

     C            Consolidated Statements of Changes in
                     Stockholders' Equity                                    43

     D            Consolidated Statements of Cash Flows                   44-45

Notes to Consolidated Financial Statements                                46-62

                                January 18, 2002


                          Independent Auditor's Report


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have audited the accompanying consolidated statements of financial condition of Benchmark Bankshares, Inc. (a Virginia corporation) and Subsidiary, as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Benchmark Bankshares, Inc. and Subsidiary, as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States of America.





                                    Creedle, Jones, and Alga, P. C.
                                    Certified Public Accountants

Page 39 of 83
                                                                      Exhibit A
                                                                         Page 1

                     Benchmark Bankshares, Inc.

           Consolidated Statements of Financial Condition

                     December 31, 2001 and 2000


                             A S S E T S

                                                     2001            2000
                                                     ----            ----

Cash and due from banks                          $  8,215,994    $  5,587,737
Federal funds sold                                 12,740,000       4,281,000
Investment securities                              36,544,751      24,922,126

Loans                                             177,852,949     164,717,269
  Less
    Unearned interest income                             (970)        (10,982)
    Allowance for loan losses                      (1,774,632)     (1,667,723)
                                                 -------------   -------------

               Net Loans                          176,077,347     163,038,564

Premises and equipment - net                        4,283,656       3,752,830
Accrued interest receivable                         1,425,945       1,578,538
Deferred income taxes                                 560,315         489,635
Other real estate                                   1,156,464         808,508
Other assets                                          808,517         793,598
                                                 -------------   -------------

               Total Assets                      $241,812,989    $205,252,536
                                                 =============   =============

Page 40 of 83
                                                                     Exhibit A
                                                                        Page 2

                           Benchmark Bankshares, Inc.

                 Consolidated Statements of Financial Condition

                           December 31, 2001 and 2000


                      Liabilities and Stockholders' Equity


                                                     2001            2000
                                                     ----            ----

Deposits
   Demand (noninterest-bearing)                  $ 27,504,768    $ 20,033,199
   NOW accounts                                    20,304,603      22,356,687
   Money market accounts                           10,939,010       7,384,741
   Savings                                         11,160,289       9,665,332
   Time, $100,000 and over                         31,101,575      19,364,111
   Other time                                     115,350,866     102,392,747
                                                 -------------   -------------

               Total Deposits                     216,361,111     181,196,817

Accrued interest payable                            1,002,261         984,159
Accrued income tax payable                             39,405          11,441
Dividends payable                                     534,600         541,120
Other liabilities                                     398,451         333,808
                                                 -------------   -------------

               Total Liabilities                  218,335,828     183,067,345

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 12-31-01 2,970,003.06,
      issued and outstanding 12-31-00
      3,006,219.501 shares                            623,701         631,307
   Capital surplus                                  4,056,859       4,404,047
   Retained earnings                               18,945,412      17,281,168
   Unrealized security gains net of tax effect       (148,811)       (131,331)
                                                 -------------   -------------

               Total Stockholders' Equity          23,477,161      22,185,191
                                                 -------------   -------------

               Total Liabilities and
                  Stockholders' Equity           $241,812,989    $205,252,536
                                                 =============   =============










See independent auditor's report and accompanying notes to financial statements.

Page 41 of 83
                                                                      Exhibit B
                                                                         Page 1

                           Benchmark Bankshares, Inc.

                        Consolidated Statements of Income

                  Years Ended December 31, 2001, 2000, and 1999


                                             2001         2000         1999
                                             ----         ----         ----
Interest Income
   Interest and fees on loans             $15,610,703  $14,556,973  $13,209,176
   Interest on investment securities
      U. S. Government agencies               720,685      980,155      931,242
      State and political subdivisions        578,611      451,320      615,887
      Other securities                          9,674       23,537        5,845
      Interest on Federal funds sold          481,393      409,733      363,390
                                          -----------  -----------  -----------

          Total Interest Income            17,401,066   16,421,718   15,125,540

Interest Expense
   Interest-bearing checking deposits         625,880      768,009      811,399
   Savings deposits                           250,242      286,908      298,675
   Time deposits                            7,878,935    6,892,050    6,225,469
   Federal funds purchased                          -       54,283       40,838
   Other                                            -          651            -
                                          -----------  -----------   ----------

          Total Interest Expense            8,755,057    8,001,901    7,376,381
                                          -----------  -----------   ----------

Net Interest Income                         8,646,009    8,419,817    7,749,159

Provision for Loan Losses                     197,886      201,187      606,030
                                          -----------  -----------   ----------

Net Interest Income After Provision
   for Loan Losses                          8,448,123    8,218,630    7,143,129

Other Income
   Service charges on deposit accounts        555,495      508,704      449,641
   Other operating income                     481,636      455,775      292,618
   Net investment securities gains (losses)     2,434       (3,308)        (547)
   Gain (Loss) on sale of other assets          3,823       45,467       (3,854)
   Rental                                           -            -        4,514
                                          -----------  -----------   ----------
          Total Other Income                1,043,388    1,006,638      742,372
Other Expenses
   Salaries                                 2,837,297    2,660,892    2,300,266
   Employee benefits                          651,720      599,515      517,009
   Occupancy expense                          327,230      296,888      225,530
   Other operating expenses                 1,783,590    1,511,537    1,274,338
                                          -----------  -----------   ----------
          Total Other Expenses              5,599,837    5,068,832    4,317,143
                                          -----------  -----------   ----------
Income Before Income Taxes                  3,891,674    4,156,436    3,568,358
Provision for Income Taxes                  1,155,906    1,311,375    1,056,851
                                          -----------  -----------   ----------
          Net Income                        2,735,768    2,845,061    2,511,507

Page 42 of 83
                                                                      Exhibit B
                                                                         Page 2


                                         2001           2000           1999
                                         ----           ----           ----

Other Comprehensive Income, Net of Tax
   Net unrealized holding losses arising
      during period                      (148,811)      (131,331)      (705,644)
                                     -------------  -------------  -------------

Comprehensive Income                 $   2,586,957  $   2,713,730  $   1,805,863
                                     =============  =============  =============

Earnings Per Share of Common Stock   $        0.92  $        0.95  $        0.83
                                     =============  =============  =============

Average Shares Outstanding           2,982,679.694  3,008,522.578  3,011,913.354
                                     =============  =============  =============











































See independent auditor's report and accompanying notes to financial statements.

Page 43 of 83
                                                                      Exhibit C


                           Benchmark Bankshares, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                     Years Ended December 31, 2001 and 2000

                                                                                           Unrealized
                                                                                           Securities
                                                   Common                    Retained        Gain
                                      Shares        Stock       Surplus      Earnings       (Loss)(1)       Total

Balance January 1, 2000           3,015,579.656   $633,272    $4,501,508    $15,455,510    $(542,544)    $20,047,746

Net Income
  Parent                                                                      2,276,791                    2,276,791
  Equity in income of subsidiary                                                568,270                      568,270

Sale of Stock                         7,586.000      1,593        54,391                                      55,984
Redemption of Stock                     (12.091)        (3)         (111)                                       (114)
Stock repurchase                    (16,932.000)    (3,555)     (151,741)                                   (155,296)

Semi-Annual Cash
   Dividend Declared
      June 15, 2000, $.16 per
         share                                                                 (480,996)                    (480,996)
      December 21, 2000, $.18 per
         share                                                                 (541,120)                    (541,120)

Adjustments                              (2.064)                                  2,713                        2,713

Other Comprehensive Income
  (Net of Tax)
     Unrealized Security Gains
        (Losses)                                                                             411,213         411,213
                                  -------------   ---------   -----------   ------------   ----------    ------------

Balance December 31, 2000         3,006,219.501    631,307     4,404,047     17,281,168     (131,331)     22,185,191

Net Income
   Parent                                                                     2,735,768                    2,735,768
   Equity in income of subsidiary                                                     -                            -

Sale of Stock                         3,000.000        630        21,510                                      22,140
Redemption of Stock                     (16.441)        (4)         (161)                                       (165)
Stock repurchase                    (39,200.000)    (8,232)     (368,537)                                   (376,769)

Semi-Annual Cash
   Dividend Declared
      June 21, 2001, $.18 per
         share                                                                 (536,528)                    (536,528)
      December 20, 2001, $.18
         per share                                                             (534,600)                    (534,600)

Adjustments                                                                        (396)                        (396)

Other Comprehensive Income
  (Net of Tax)
     Unrealized Security Gains
        (Losses)                                                                             (17,480)        (17,480)
                                  -------------   ---------   -----------   ------------   ----------    ------------

Balance December 31, 2001         2,970,003.060   $623,701    $4,056,859    $18,945,412    $(148,811)    $23,477,161
                                  =============   =========   ===========   ============   ==========    ============

(1) Net of tax effect.

See independent auditor's report and accompanying notes to financial statements.

Page 44 of 83
                                                                      Exhibit D
                                                                         Page 1

                           Benchmark Bankshares, Inc.

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2001, 2000, and 1999


                                           2001          2000          1999
                                           ----          ----          ----

Cash Flows from Operating Activities
   Interest received                   $17,553,659   $15,400,186   $15,297,744
   Fees and commissions received         1,028,469       833,005       556,706
   Interest paid                        (8,746,489)   (7,997,952)   (7,417,701)
   Cash paid to suppliers and employees (5,383,602)   (3,813,312)   (4,270,751)
   Income taxes paid                    (1,178,176)   (1,381,930)     (950,460)
                                       ------------  ------------  ------------

               Net Cash Provided by
                  Operating Activities   3,273,861     3,039,997     3,215,538

Cash Flows from Investing Activities
   Proceeds from sale of investment
      securities available-for-sale        200,719     4,958,619       280,167
   Proceeds from maturity or calls of
      investments                       13,435,348       105,000     1,087,343
   Purchase of investment securities   (25,667,579)   (1,235,466)   (8,070,160)
   Loans originated                    (90,687,195)  (92,018,273)  (90,308,177)
   Principal collected on loans         77,541,503    79,574,713    72,863,670
   Purchase premises and equipment      (1,100,702)     (795,249)     (494,982)
                                       ------------  ------------  ------------

               Net Cash (Used) by
                  Investing Activities (26,277,906)   (9,410,656)  (24,642,139)

Cash Flows from Financing Activities
   Net increase (decrease) in Federal
      funds purchased                            -    (7,035,000)    7,035,000
   Net increase in demand deposits and
      savings accounts                  10,468,711     5,510,983     1,486,879
   Payments for maturing certificates
      of deposit                       (34,598,237)  (50,604,717)  (41,821,954)
   Proceeds from sales of certificates
      of deposit                        59,293,820    61,550,011    40,183,459
   Dividends paid                       (1,078,044)     (963,489)     (961,020)
   Proceeds from sale of common stock       22,140        55,985       458,174
   Payments to reacquire stock            (376,934)     (155,410)     (267,411)
   Proceeds from sale of other assets      359,846       347,753       196,624
                                       ------------  ------------  ------------

               Net Cash Provided by
                  Financing Activities  34,091,302     8,706,116     6,309,751
                                       ------------  ------------  ------------
Net Increase (Decrease) in Cash and
   Cash Equivalents                     11,087,257     2,335,457    (15,116,850)

Cash and Cash Equivalents -
   Beginning of Year                     9,868,737     7,533,280     22,650,130
                                       ------------  ------------  ------------
Cash and Cash Equivalents -
   End of Year                         $20,955,994   $ 9,868,737   $  7,533,280
                                       ============  ============  ============

Page 45 of 83
                                                                      Exhibit D
                                                                         Page 2


                                           2001          2000          1999
                                           ----          ----          ----

Reconciliation of Net Income to Net
   Cash Provided by Operating Activities
      Net income                       $ 2,735,768   $ 2,845,061   $ 2,511,507
      Adjustments to reconcile net
         income to net cash provided
         by operating activities
            Depreciation                   346,621       288,909       271,594
            Provision for probable credit
               losses and recoveries       358,977       145,091       718,293
            (Increase) Decrease in
               Refundable taxes                  -             -        33,961
               Interest receivable         152,593      (188,528)      172,204
               Other real estate          (347,956)     (140,700)     (166,570)
               Other assets                (14,919)     (118,928)     (306,906)
               Deferred taxes exclusive
                  of unrealized security
                  gains (losses)           (61,675)      (58,991)      (48,124)
            Increase (Decrease) in
               Interest payable             18,102       217,195       (41,320)
               Taxes payable                27,964       (11,564)       23,005
               Other liabilities            64,643       104,611        43,493
            (Gain) Loss on sale of
               securities                   (2,434)        3,308           547
            (Gain) Loss on sale of other
               assets                       (3,823)      (45,467)        3,854
                                       ------------  ------------  ------------

               Net Cash Provided by
                  Operating Activities $ 3,273,861   $ 3,039,997   $ 3,215,538
                                       ============  ============  ============

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds sold are purchased and sold for one day periods.

During 2001 net gains of $1,855 and during 2000 net losses of $3,308 in securities available-for-sale resulted from sales of mortgage-backed securities that had experienced significant paydowns. Capitalized interest amounted to $9,534.















See independent auditor's report and accompanying notes to financial statements.

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000, and 1999


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

                  For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains or losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The impact of this unrealized loss on securities negatively impacted stockholders' equity in the amount of $148,811 as of December 31, 2001.

                  Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using methods that approximate the interest method.

          (e) Loans. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding (simple interest). Unearned interest on certain installment loans is recognized as income using the Rule of 78ths Method, which materially approximates the effective interest method. The Bank has initiated a policy that no longer provides for the Rule of 78ths for any new credit. There is only $970.13 in unearned interest reflected on the books as of December 31, 2001 as a result of the Rule of 78ths Method of accounting for earned interest.

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

        The table below reflects the components of the Net Deferred Tax Asset account as of December 31, 2001:

         Deferred tax assets resulting from loan loss
            reserves                                        $499,406
         Deferred tax asset resulting from deferred
            compensation                                     104,720
         Deferred tax asset resulting from unrealized
            security losses                                   76,660
         Deferred tax liabilities resulting from
            depreciation                                    (120,471)
                                                            ---------

                       Net Deferred Tax Asset               $560,315
                                                            =========

2.      Investment Securities

                  The carrying amount and approximate market values of investment securities are summarized below:

                                   Book      Unrealized  Unrealized    Market
                                   Value        Gains      Losses      Value

Available-for-Sale
  December 31, 2001
     U. S. Government agencies  $   497,917   $  3,682   $      -   $   501,599
     State and political
        subdivisions             17,049,625    116,902    161,826    17,004,701
     Pooled securities           17,513,927     29,082    213,314    17,329,695
     Other securities               195,490          -          -       195,490
                                -----------   --------   --------   -----------

                                $35,256,959   $149,666   $375,140   $35,031,485
                                ===========   ========   ========   ===========
  December 31, 2000
     U. S. Government agencies  $ 9,289,397   $  1,795   $ 88,572   $ 9,202,620
     State and political
        subdivisions              8,741,141     58,556    146,928     8,652,769
     Pooled securities            1,645,364        830     24,667     1,621,527
     Other securities               200,492          -          -       200,492
                                -----------   --------   --------   -----------

                                $19,876,394   $ 61,181   $260,167   $19,677,408
                                ===========   ========   ========   ===========
Held-to-Maturity
  December 31, 2001
     U. S. Government agencies  $ 1,000,000   $    900   $      -   $ 1,000,900
     State and political
        subdivisions                513,266      9,341          -       522,607
                                -----------   --------   --------   -----------

                                $ 1,513,266   $ 10,241   $      -   $ 1,523,507
                                ===========   ========   ========   ===========
  December 31, 2000
     U. S. Government agencies  $ 4,500,000   $      -   $ 65,455   $ 4,434,545
     State and political
        subdivisions                744,718      1,745     13,143       733,320
                                -----------   --------   --------   -----------

                                $ 5,244,718   $  1,745   $ 78,598   $ 5,167,865
                                ===========   ========   ========   ===========

                  The maturities of investment securities at December 31, 2001 were as follows:

                                          Book Value      Market Value

Available-for-Sale
   Due in one year or less                $   149,920    $      152,780
   Due from one to five years               4,095,748         3,925,614
   Due from five to ten years              12,755,375        12,567,678
   After ten years                         18,255,916        18,189,923
   Other securities                           195,490           195,490

Held-to-Maturity
   Due from one to five years                 513,266           522,607
   Due from five to ten years                 500,000           500,900
   After ten years                            500,000           500,000

                  Securities having a market value of $5,736,895 and $5,222,596 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes.

                  In the event of the sale of securities, the cost basis of the security, adjusted for the amortization of premium or discounts, will be used when calculating gains or losses.

                  Other securities consist of required investments in Federal Reserve Bank stock, a regional bankers' bank stock, and a title opinion company. All of these investments are booked at cost. These investments are recorded at original cost.

3.       Loans

                  A summary of loans net of participation-out activity by type follows:

                                        2001              2000
                                        ----              ----

                Commercial          $ 19,293,070      $ 19,810,083
                Consumer              32,954,231        27,509,990
                Real estate          125,605,648       117,397,196
                                    ------------      ------------

                                    $177,852,949      $164,717,269
                                    ============      ============

                  Demand deposit overdrafts amounting to $30,506 have been reclassified as short-term loans for reporting purposes.

4.       Allowance for Loan Losses

                An analysis of the transactions in the allowance for loan losses follows:

                                           2001          2000          1999
                                           ----          ----          ----

         Balance - Beginning of Year    $1,667,723    $1,522,632    $1,558,741
         Provision for loan losses         197,886       201,187       606,030
         Recoveries on loans               161,091       219,806       112,263
         Loans charged off                (252,068)     (275,902)     (754,402)
                                        -----------   -----------   -----------

         Balance - End of Year          $1,774,632    $1,667,723    $1,522,632
                                        ===========   ===========   ===========

                  As of December 31, 2001, the Bank had no restructured loans in the portfolio. There were $603,508 in nonaccrual loans and $11,288,755 in loans identified by management as having various degrees of weakness. As of the same date in 2000, the Bank had $464,226 in restructured loans, $414,516 in nonaccrual loans, and $11,430,863 in loans with weaknesses.

5.       Office Buildings, Equipment, and Leasehold Improvements

                  Major classifications of these assets are summarized as follows:

                                        Estimated
                                          Useful
                                      Lives (Years)       2001          2000
                                      -------------       ----          ----

Land                                                  $   963,060   $   917,748
Buildings and improvements                 6-40         3,024,568     2,633,457
Furniture and equipment                    2-10         2,014,306     2,257,534
Leasehold improvements                     5-6             66,854       167,390
Buildings under construction                                    -       230,104
                                                      -----------   ------------

                                                        6,068,788     6,206,233
Less:  Accumulated depreciation                        (1,785,132)   (2,453,403)
                                                      ------------  ------------

                                                      $ 4,283,656   $ 3,752,830
                                                      ============  ============

                  The cost basis of fully depreciated assets totaled $84,280 at December 31, 2001.

6.       Other Real Estate

                As of December 31, 2001, the Bank held other real estate in the amount of $1,156,464. The amount represents cost related to converting collateral on nonperforming loans from the customer to the Bank. All properties are being marketed or being prepared for marketing.

7.       Time Deposits

                  The maturities of time deposits are as follows:

                                                $100,000 or        Less Than
                                                  Greater          $100,000

         Due in six months                      $14,571,315     $ 40,933,605
         Due from six months to one year          5,960,288       24,576,813
         Due from one year to three years         5,952,516       28,041,401
         Due from three years to five years       3,198,995       14,346,840
         Due from five to ten years               1,418,461        7,452,207
                                                -----------     ------------

                       Total                    $31,101,575     $115,350,866
                                                ===========     ============

                  Interest expense on time deposits greater than or equal to $100,000 was $1,463,302 in 2001.

8.       Federal Income Taxes

                  Federal income taxes payable, as of December 31, 2001 and 2000, were as follows:

                                                  2001         2000

                 Currently payable             $  39,405    $  11,440
                 Deferred                       (560,315)    (489,635)
                                               ----------   ----------

                                               $(520,910)   $(478,195)
                                               ==========   ==========

                  The components of applicable income taxes are as follows:

                                                  2001           2000
                                                  ----           ----

                 Current                       $1,094,231     $1,464,221
                 Deferred from income and
                    expense items                  61,675       (152,846)
                                               ----------     -----------

                               Total           $1,155,906     $1,311,375
                                               ==========     ===========

                  Temporary differences in the recognition of income and expenses for tax and financial reporting purposes resulted in the deferred income tax asset as follows:

                                                  2001            2000

Accelerated depreciation                       $   11,654      $    (568)
Excess (Deficiency) of provision for loan
   losses over deduction for Federal
   income tax purposes                             35,872         36,907
Deferred compensation                              23,154         22,652
                                               ----------      ----------

           Total Tax Impact of Temporary
             Differences in Recognition
             of Income and Expenses                70,680         58,991

Tax impact of balance sheet recognition
   of unrealized security losses                   (9,005)      (211,837)
                                               -----------     ----------
           Total Change to Deferred Tax
             for the Year                      $   61,675      $(152,846)
                                               ===========     ==========

                  The reasons for the difference between income tax expense and the amount computed by applying the statutory Federal income tax rates are as follows:

                                                  2001            2000
                                                  ----            ----

         Statutory rates                           34%             34%
         Income tax expense at statutory
            rates                              $1,155,906      $1,311,375
         Increase (Decrease) due to
            Tax exempt income                    (184,205)        (50,251)
            Other                                 245,880         109,242
                                               -----------     -----------

                                               $1,217,581      $1,370,366
                                               ===========     ===========

                  Federal income tax returns are subject to examination for all years which are not barred by the statute of limitations.

9.       Commitments and Contingent Liabilities

                  At December 31, 2001 and 2000, commitments under standby letters of credit aggregated $914,814 and $1,397,471, respectively. These commitments are an integral part of the banking business and the Bank does not anticipate any losses as a result of these commitments. These commitments are not reflected in the consolidated financial statements. (See Note 13).

                  During the year ended December 31, 2001, the Bank incurred operating lease expense amounting to $39,799 in addition to $7,116 depreciated for leasehold improvements.

                  Minimum lease payments at December 31, 2001 under noncancelable real property operating lease commitments for succeeding years are:

                         2002               $35,300
                         2003                33,050
                         2004                10,350
                                            -------

                         Total              $78,700
                                            =======

                  The Bank has options to renew the leased properties. The additional lease expense resulting from the future exercising of these options is not included in the 2001 totals listed herein.

                  The Bank has entered into several agreements to service and maintain equipment. The only long-term commitment relates to a maintenance agreement on the elevator. The amount of payments can be adjusted annually based on labor cost. The terms based on current rates are as follows:

                         2002                $  255
                         2003                   255
                         2004                   255
                         2005                   255
                         2006                   255
                                             ------

                         Total               $1,275
                                             ======


                  At year end, the Bank had entered into several purchase commitments amounting to $65,223. These commitments relate to the imaging and loan/deposit processing projects.

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

                  During 2001, Bank payments through matching and discretionary contributions totaled $126,801 while employees' salary reduction amounted to $140,757. The cost of administration for the 401(k) plan paid in 2001 amounted to $10,463.

11.      Incentive Compensation

                  The Bank offers its employees incentive compensation and/or bonus arrangements based on the Bank's annual financial performance and other criteria such as length of service and officer classification. Incentive compensation totaled $90,030 and $179,022 for the years ended December 31, 2001 and 2000, respectively.

12.      Related Parties

         Loans

                  Loans to Directors and Executive Officers of the Bank and loans to companies in which they have a significant interest are made on substantially the same terms as those prevailing at the time for other loan customers. The balances of such loans outstanding were $5,540,819 and $4,444,931 at December 31, 2001 and 2000, respectively.
         During the year of 2001, new loans to the group totaled $2,385,493, while repayments amounted to $1,289,605. Certain Directors and Executive Officers have home equity loans. The net activity of these open-end credits has been reported herein.

                  As of December 31, 2001, W. J. Callis, Director, had outstanding loans in excess of 5% of stockholders' equity. The beginning balance of loans was $2,433,923 with current year activity consisting of $1,112,942 in advances and $225,350 in repayments for an ending balance of $3,321,515.

         Deposits

                  As of December 31, 2001, the Bank held deposits of Directors, Executive Officers, and their related interest amounting to $1,909,630.

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

                  As noted in Note 9 on December 31, 2001, the Bank had outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

                  As of December 31, 2001, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, and an unfunded business loan. The total amount of these commitments amounted to $29,349,224.

                  For related information concerning contract commitments not reflected in the balance sheet refer to Note 9.

         Concentrations

                  The Bank has no concentrations of credit concerning an individual borrower or economic segment. The Bank confines its lending activities to within the state and more specifically its local geographic areas. The concentrations of credit by loan type are set forth in Note 3. Regulatory requirements limit the Bank's aggregate loans to any one borrower to a level of approximately $3,500,000.

14.      Regulatory Matters

                  Pursuant to regulations of the Federal Reserve Board, the banking operation of the Company is required to maintain certain minimum levels of capital. The Bank maintained the following capital ratios as of December 31:

                                               2001      2000
                                              Actual    Actual     Minimum
                                               Rate      Rate     Standards

Total Capital to Risk Weighted Assets         13.10%    13.07%      8.00%
                                              ======    ======      =====

Tier I Capital to Risk Weighted Assets        12.02%    11.97%      4.00%
                                              ======    ======      =====

Tier I Capital to Total Average Assets         8.33%     8.73%      4.00%
                                               =====     =====      =====

                  Despite the reduction in the growth rate of earnings, the capital ratios continued to exceed minimum standards and, in fact, strengthened due to the stock repurchase program.

15.      Capital

                  Beginning in 2000, the Company discontinued the dividend reinvestment plan. The Company continued the stock repurchase program initiated in 1999. Through the repurchase program, the Company bought back 39,200 shares of common stock in 2001.

                  The Company also sold stock through the employee stock option plan. The sales for the year amounted to 3,000 shares of common stock. The net result of the stock plans resulted in a decline of $7,606 in common stock and $347,188 in capital surplus.

                  The Company is authorized to issue 200,000 shares of preferred stock with a par value of $25.00. To date, no preferred stock has been issued by the Company. Currently, management has no plans to utilize this second class of stock.

16.      Stock Option Plan

                  On April 20, 1995, the stockholders retroactively approved two incentive stock option plans with an effective date of March 16, 1995. One plan, consisting of option awards to purchase 120,000 shares of the Company's common stock, was approved for the employees of the Company, while the second plan consisting of option awards to purchase 80,000 shares of the Company's common stock was approved for the "outside" Directors of the Company. All participants must have been employed for two calendar years.

                  At the annual stockholders meeting held on April 15, 1999, the stockholders approved a plan that increased the number of shares in the Employee Stock Option Plan from 120,000 shares by an additional 150,000 shares for a total of 270,000 shares. All of the options expire ten years from the date of grant.

                  The table below details the status of the shares in the plan as of December 31, 2001 and 2000:

                                      2001

                            Prior Year           Current Year Activity
                            Exercised
                                and
Incentive Stock   Original  Outstanding  Options   Options    Options  Remaining
  Option Plan       Pool      Options    Granted  Exercised  Canceled   in Pool

Employees         270,000     121,928    17,000         -      9,000    113,928
Directors          80,000      66,000         -     3,000          -     14,000


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

                  The estimated fair values of the Bank's financial instruments are as follows:

                                      2001                       2000
                                      ----                       ----

                              Carrying      Fair         Carrying      Fair
                               Amount       Value         Amount       Value
Financial Assets
   Cash and due from banks $  8,215,994 $  8,215,994  $  5,587,737 $  5,587,737
   Federal funds sold        12,740,000   12,740,000     4,281,000    4,281,000
   Investments
      Available-for-sale     35,031,485   35,031,485    19,876,394   19,677,408
      Held-to-maturity        1,513,266    1,523,507     5,244,718    5,167,865
   Loans
      Commercial loans       19,293,070   20,189,688    20,969,201   20,968,201
      Consumer loans         32,954,230   31,503,862    27,509,990   28,181,606
      Real estate loans     125,605,649  128,450,993   120,839,070  103,831,473
      Participation loans -
         out                  3,606,970    3,606,970    (4,600,992)  (4,600,992)

Financial Liabilities
   Deposits
      Demand (noninterest-
         bearing)            27,504,768   27,504,768    20,033,199   20,033,199
      Demand (interest-
         bearing)            31,243,613   31,243,613    29,741,428   29,741,428
      Savings                11,160,289   11,160,289     9,665,332    9,665,332
      Certificates of
         deposit            146,452,441  146,442,943   121,756,858  119,871,696

Unrecognized Financial
   Instruments
     Unused loan commitments 29,349,224   29,349,224    22,875,073   22,875,073
     Unissued letters of
        credit                  914,814      914,814     1,397,471    1,397,471

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


                           Benchmark Bankshares, Inc.

                         Fair Value of Financial Assets

                                December 31, 2001


                                                                                                                  Current
Categories                     2002          2003          2004          2005          2006      Thereafter        Value
----------                     ----          ----          ----          ----          ----      ----------        -----

Loans
  Commercial               $20,948,954   $         -   $         -   $         -   $         -   $         -   $ 20,189,688
  Consumer                  14,713,458    10,580,708     6,885,202     3,289,476     2,649,738       190,529     31,503,862
  Mortgage                  44,534,591    26,779,169    27,400,696    17,565,058    30,124,282     8,066,420    128,450,993

Investments
  U. S. Government Agencies     93,750        93,750        93,750        93,750       593,750       756,250      1,502,499
  Municipals
   Nontaxable                1,100,410     1,994,599       690,480       690,480     1,330,480    12,887,204     16,506,986
   Taxable                      61,693        61,693       556,572        31,450        31,450       610,075      1,020,322
  Mortgage Backed
     Securities              3,086,092     2,677,595     2,335,320     1,108,327     2,441,461     7,093,394     17,329,695

                                                                                                          Current
Categories                    2002         2003        2004         2005         2006      Thereafter      Value
----------                    ----         ----        ----         ----         ----      ----------      -----

Certificates of Deposits
  < 182 days                5,626,646            -           -            -            -          -      5,581,604
  182 - 364 days            7,631,027            -           -            -            -          -      7,521,183
  1 year - 2 years         60,629,203    3,024,080           -            -            -          -     60,942,062
  2 years - 3 years         8,783,524    7,044,233     124,714            -            -          -     15,236,650
  3 years - 4 years         1,180,486    4,624,535   3,426,630      674,542            -          -      9,437,337
  4 years - 5 years           587,030      773,928     882,551      873,768            -          -      2,815,715
  5 years and over          4,095,920   11,176,550   6,323,552   19,839,956   10,491,448     73,334     44,908,392

                  In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at six and twelve month intervals.


                           Benchmark Bankshares, Inc.

                        Variable Interest Rate Disclosure

                                December 31, 2001


                                  Valuation of Securities          No           Valuation of Securities
                                  Given an Interest Rate        Change In       Given an Interest Rate
                               Decrease of (x) Basis Points     Interest     Increase of (x) Basis Points
Categories                       (200 BPS)       (100 BPS)        Rate          100 BPS        200 BPS
----------                       ---------       ---------        ----          -------        -------

Loans
  Commercial                   $ 20,386,740    $ 20,287,736   $ 20,189,688   $ 20,092,580   $ 19,996,399
  Consumer                       32,732,956      32,107,684     31,503,862     30,920,474     30,356,563
  Mortgage                      135,341,762     131,819,788    128,450,993    125,226,700    122,138,819

Investments
  U. S. Government Agencies       1,612,989       1,575,994      1,502,499      1,499,533      1,375,780
  Municipals
    Nontaxable                   18,446,114      17,520,467     16,506,986     15,398,652     14,363,880
    Taxable                       1,112,075       1,064,289      1,020,322        980,005        943,188
  Pooled Securities              18,893,490      18,111,593     17,329,695     16,547,800     15,765,904

Certificates of Deposit
  < 182 days                      5,623,482       5,602,474      5,581,604      5,560,872      5,540,277
  182 - 364 days                  7,615,315       7,568,015      7,521,183      7,474,814      7,428,901
  1 year - 2 years               62,191,038      61,560,222     60,942,062     60,336,182     59,742,220
  2 years - 3 years              15,675,616      15,453,306     15,236,650     15,025,445     14,819,499
  3 years - 4 years               9,713,008       9,573,333      9,437,337      9,304,884      9,175,841
  4 years - 5 years               2,962,855       2,887,832      2,815,715      2,746,360      2,679,631
  5 years and over               47,926,730      46,382,293     44,908,392     43,501,029     42,156,470

                  Only financial instruments that do not have daily price adjustment capabilities are herein presented.

19.      Parent Company

                  Financial statements for Benchmark Bankshares, Inc. (not consolidated) are herein presented. Since the parent company has not entered into any substantial transactions, only the parent company's statements are presented.

Page 60 of 83
                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                                 Balance Sheets

                        December 31, 2001, 2000, and 1999

                                     Assets

                                           2001          2000          1999
                                           ----          ----          ----

Cash                                    $ 3,867,818   $ 4,324,894   $ 3,111,052
Investment in subsidiary                 20,143,862    18,401,336    17,419,106
Receivable - reimbursement                       81            81            81
                                        -----------   -----------   -----------

               Total Assets             $24,011,761   $22,726,311   $20,530,239
                                        ===========   ===========   ===========

                      Liabilities and Stockholders' Equity

Liabilities
   Dividends payable                    $   534,600   $   541,120   $   482,493

Stockholders' Equity
   Common stock, par value $.21 per
      share, authorized 4,000,000
      shares; issued and outstanding
      12-31-01 2,970,003.06, issued
      and outstanding 12-31-00
      3,006,219.501, issued and
      outstanding 12-31-99
      3,015,577.591                         623,701       631,307       633,272
   Surplus                                4,056,859     4,404,047     4,501,508
   Retained earnings                     18,796,601    17,149,837    14,912,966
                                        -----------   -----------   -----------

              Total Stockholders'
                 Equity                  23,477,161    22,185,191    20,047,746
                                        -----------   -----------   -----------

              Total Liabilities and
                 Stockholders' Equity   $24,011,761   $22,726,311   $20,530,239
                                        ===========   ===========   ===========

                              Statements of Income

                  Years Ended December 31, 2001, 2000, and 1999

                                           2001          2000          1999
                                           ----          ----          ----
Income
   Dividends from subsidiary            $ 1,000,000   $ 2,300,000   $ 2,000,000
                                        -----------   -----------   -----------

               Total Income               1,000,000     2,300,000     2,000,000

Expenses
   Professional fees                         12,872        11,500        20,038
   Supplies, printing, and postage           10,515        10,809         7,410
   Taxes - miscellaneous                        850           900           825
                                        -----------   -----------   -----------

               Total Expenses                24,237        23,209        28,273
                                        -----------   -----------   -----------

Income (Loss) Before Equity in
   Undistributed Income of Subsidiary       975,763     2,276,791     1,971,727

Equity in Income of Subsidiary
   (includes tax benefit of parent
    company operating loss)                       -       568,270       739,780
                                        -----------   -----------   -----------

               Net Income               $   975,763   $ 2,845,061   $ 2,711,507
                                        ===========   ===========   ===========

Page 61 of 83
                           Benchmark Bankshares, Inc.
                              (Parent Company Only)

                  Statements of Changes in Stockholders' Equity

                  Years Ended December 31, 2001, 2000, and 1999

                                                                                 Unrealized
                                         Common                     Retained     Securities
                                          Stock       Surplus       Earnings     Gain (Loss)*      Total

Balance January 1, 1999                 $629,678    $4,314,339    $13,908,096    $ 163,100      $19,015,213
Net Income
   Parent                                                           1,971,727                     1,971,727
   Equity in income of subsidiary                                     539,780                       539,780
Sale of Stock                              8,072       450,102                                      458,174
Redemption of Stock                           (5)         (312)                                        (317)
Stock repurchase                          (4,473)     (262,621)                                    (267,094)
Semi-Annual Cash
   Dividend Declared
      June 17, 1999, $.16 per share                                  (481,426)                     (481,426)
      December 16, 1999, $.16 per share                              (482,493)                     (482,493)

Adjustments                                                              (174)                         (174)
Unrealized Security Gains (Losses)                                                (705,644)        (705,644)
                                        ---------   -----------   ------------   ----------     ------------

Balance December 31, 1999                633,272     4,501,508     15,455,510     (542,544)      20,047,746
Net Income
   Parent                                                           2,276,791                     2,276,791
   Equity in income of subsidiary                                     568,270                       568,270
Sale of Stock                              1,593        54,391                                       55,984
Redemption of Stock                           (3)         (111)                                        (114)
Stock repurchase                          (3,555)     (151,741)                                    (155,296)
Semi-Annual Cash
   Dividend Declared
      June 15, 2000, $.16 per share                                  (480,996)                     (480,996)
      December 21, 2000, $.18 per share                              (541,120)                     (541,120)

Adjustments                                                             2,713                         2,713
Unrealized Security Gains (Losses)                                                 411,213          411,213
                                        ---------   -----------   ------------   ----------     ------------
Balance December 31, 2000                631,307     4,404,047     17,281,168     (131,331)      22,185,191

Net Income
   Parent                                                             975,763                       975,763
   Equity in income of subsidiary                                   1,760,005                     1,760,005
Sale of Stock                                630        21,510                                       22,140
Redemption of Stock                           (4)         (161)                                        (165)
Stock repurchase                          (8,232)     (368,537)                                    (376,769)
Semi-Annual Cash
   Dividend Declared
      June 21, 2001, $.18 per share                                  (536,528)                     (536,528)
      December 20, 2001, $.18 per share                              (534,600)                     (534,600)

Adjustments                                                              (396)                         (396)
Unrealized Security Gains (Losses)                                                (17,480)          (17,480)
                                        ---------   -----------   ------------   ----------     ------------

Balance December 31, 2001               $623,701    $4,056,859    $18,945,412    $(148,811)     $23,477,161
                                        =========   ===========   ============   ==========     ============

* Net of tax effect.

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                            Statements of Cash Flows

                  Years Ended December 31, 2001, 2000, and 1999


                                           2001          2000          1999
                                           ----          ----          ----
Cash Flows from Operating Activities
   Net income                           $2,735,768    $2,845,061    $2,711,507
   Increase in receivable                        -             -           (81)
                                        -----------   -----------   -----------

               Net Cash Provided by
                  Operating Activities   2,735,768     2,845,061     2,711,426

Cash Flows from Investing Activities
  (Un)distributed earnings of
     subsidiary                         (1,760,005)     (568,270)     (739,972)
  Capital adjustment                            (1)          (34)            -
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Investing Activities  (1,760,006)     (568,304)     (739,972)

Cash Flows from Financing Activities
   Sale of stock                            22,140        55,984       458,174
   Redemption of stock                        (165)         (114)     (267,411)
   Stock repurchase                       (376,769)     (155,296)            -
   Dividends paid                       (1,078,044)     (963,489)     (961,020)
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Financing Activities  (1,432,838)   (1,062,915)     (770,257)
                                        -----------   -----------   -----------

Net Increase (Decrease) in Cash           (457,076)    1,213,842     1,201,197

Cash - Beginning of Year                 4,324,894     3,111,052     1,909,855
                                        -----------   -----------   -----------

Cash - End of Year                      $3,867,818    $4,324,894    $3,111,052
                                        ===========   ===========   ===========

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Directors of the Company, their ages, and principal occupations are set forth in the table below as of December 31, 2001:

                                Principal Occupation for Last Five Years                       Director of the Company
          Name (Age)            Position Held with Company and Subsidiary                        or Subsidiary Since

R. Michael Berryman             Pharmacist                                                               1978
   (61)                         Principal, Smith's Pharmacy, Inc.
                                Pharmacy Associates, Inc.
                                Chairman of Board, Company and Subsidiary

Mark F. Bragg                   Principal, Atlantic Medical, Inc.                                        1999
   (40)

Lewis W. Bridgforth             Physician                                                                1971
   (62)

William J. Callis               Building Contractor                                                      1989
   (59)                         Vice President, Kenbridge Construction Co., Inc.
                                Vice Chairman of Board, Company and Subsidiary

Earl H. Carter, Jr.             Principal, Taylor-Forbes Equipment                                       2000
   (53)                         Company, Inc.

Earl C. Currin, Jr.             Provost,                                                                 1986
   (58)                         John H. Daniel Campus of Southside
                                Virginia Community College

C. Edward Hall                  Pharmacist                                                               1971
   (61)                         Partner, Victoria Drug Company

J. Ryland Hamlett               Retired Personnel Manager,                                               1986
   (59)                         Southside Electric Cooperative

Wayne J. Parrish                Principal, Parrish Trucking Co., Inc.                                    1979
   (63)

Ben L. Watson, III              President and CEO,                                                       1976
   (58)                         Company and Subsidiary

Executive Officers of the Company

         The Executive Officers of the Bank and their positions are set forth below:

          Name (Age)                          Position Held with Subsidiary                        Officer Since

Ben L. Watson, III  (A)         Director, President and CEO                                             1971
   (58)

Michael O. Walker (B)           Senior Vice President for Branch Administration and                     1975
   (51)                         Marketing and Recording Secretary

Janice W. Pernell  (C)          Senior Vice President, Cashier, Assistant                               1976
   (55)                         Secretary, and Compliance Officer

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

ITEM 11    EXECUTIVE COMPENSATION

A.       Summary of Cash and Certain Other Compensation to Executive Officer


                                                                        Long-Term
                                     Annual Compensation                Compensation
                                                          (1) (2)       Number of
                                                           Other        Securities
   Name and Principal                       Incentive      Annual       Underlying       All Other
        Position          Year     Salary     Bonus     Compensation      Option       Compensation
        --------          ----     ------     -----     ------------      ------       ------------

Ben L. Watson, III        2001   $121,812    $22,022       $3,000         6,000(3)         None
President and Chief       2000    116,004     24,039        5,050         6,000(3)         None
Executive Officer         1999    116,004     21,442        4,200         7,000(3)         None

Michael O. Walker         2001     89,268     15,835        1,800         6,000            None
Senior Vice President     2000     85,008     16,709        1,950         6,000            None
                          1999     85,008     15,167        1,800         6,000            None

Janice W. Pernell         2001     89,268     15,835         None         5,850(3)         None
Senior Vice President     2000     85,008     16,709         None         5,850(3)         None
                          1999     85,008     15,167         None         5,850(3)         None

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

B.       Compensation to Directors

                  No fees are paid to Directors for service on the Board of the Company. During 2001, each Director was paid $250 for each Board meeting and, with the exception of Mr. Watson, each Director received $175 for each Committee meeting attended during the year.

C.       Employment Agreements

                  The Company, or its subsidiary, has no employment agreements with any of its employees.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's common stock as of March 1, 2002:

                                                                                              Shares
                                                                                           Beneficially
                                                                                              Owned
                                                                                            % of Shares
                                                                Director/Officer of        Beneficially
       Name and Age          Principal Occupation               Company/Subsidiary            Owned

R. Michael Berryman          Pharmacist                                 1978               83,113.704(1)
   (61)                                                                                        2.81%

Mark F. Bragg                Principal, Atlantic                        1999               2,397.409(2)
   (40)                      Medical, Inc.                                                      .08%

Lewis W. Bridgforth          Physician                                  1971               35,680.657(3)
   (62)                                                                                        1.21%

William J. Callis            Building Contractor                        1989               32,620.974(4)
   (59)                                                                                        1.11%

Earl H. Carter, Jr.          Principal, Taylor-Forbes                   2000                  755.000
   (53)                      Equipment Company, Inc.                                           .03%

Earl C. Currin, Jr.          Provost                                    1986                13,178.000
   (58)                                                                                        .45%

C. Edward Hall               Pharmacist                                 1971               36,185.037(5)
   (61)                                                                                        1.23%

J. Ryland Hamlett            Retired Personnel Manager                  1986               44,977.000(6)
   (59)                                                                                        1.52%

Wayne J. Parrish             Principal, Parrish                         1979               28,878.872(7)
   (63)                      Trucking Co., Inc.                                                .98%

Ben L. Watson, III           President and CEO                          1971               17,471.508(8)
   (58)                      Company and Subsidiary                                            .59%

All Directors and                                                                         346,944.536(9)
Executive Officers as                                                                         11.74%
A Group

(1) Includes 2,114.494 shares held jointly with Mr. Berryman's wife and 45,073.704 shares owned solely by her.

(2) Includes 97.409 shares held jointly with Mr. Bragg's wife.

(3) Includes 20,337.218 shares owned solely by Dr. Bridgforth's wife.

(4) Includes 21,640.644 shares held jointly with Mr. Callis's wife.

(5) Includes 260 shares owned solely by Mr. Hall's wife, and 5,040 shares held jointly with his mother.

(6) Includes 17,128 shares held as trustee for the John A. Cordle Family Trust and 17,128 shares held as trustee for the Mary F. Cordle Revocable Trust.

(7) Includes 6,971.168 shares held jointly with Mr. Parrish's wife and 7,419.035 shares owned solely by her.

(8) Includes 457.508 shares owned solely by Mr. Watson's wife.

The share ownership listed above reflects the shares necessary to meet the ownership requirements for bank directors pursuant to the Virginia Banking Act.

No person owned of record or was known to own beneficially more than 5.0% of the outstanding common stock of the Company as of December 31, 2001. The following table details information concerning a stock certificate holder that is in the business of marketing investments.

Actual ownership of shares or partial shares by investors through this company is not known by management. The following table provides certificate holder information:

                                        No. of Shares            Percentage
               Name                    in Certificates         Of Shares Held

CEDE & Company                             864,370                  29.1%
Box 20
Bowling Green Station
New York, New York  10081

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

         Balances, as of December 31, of the year are summarized below:

                                            2001         2000         1999
                                            ----         ----         ----

Executive Officers and their families    $  297,313   $  377,564   $  235,034
Directors and their families (1)            522,267      679,499      188,610
Corporations in which Directors and
   Officers had an interest               4,721,239    3,387,868    2,788,577
                                         ----------   ----------   ----------

               Total                     $5,540,819   $4,444,931   $3,212,221
                                         ==========   ==========   ==========

(1) Loans to Mr. Watson that are reported as loans to Executive Officers are not included in loans to Directors.

Refer to Item 14(a) - Financial Statement Schedules

         At year end 2001, Directors and Executive Officers had been granted lines of credit in the amount of $2,662,500. As of December 31, 2001, $1,881,388 of these lines was unexercised and available.

Stock Sales to Related Parties

         The current Directors and Executive Officers acquired 5,255 shares of Company stock during 2001 through exercising of stock options and purchases of shares on the open market. The average price of shares purchased was $9.33.

PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

(a)  (1)          The following consolidated financial statements of Benchmark
           Bankshares, Inc. and its subsidiary, Benchmark Community Bank, included in the annual report of the registrant to its stockholders for the year ended December 31, 2001 are included in Item 8:

                  Consolidated Statements of Financial Condition - December 31,
                     2001 and 2000
                  Consolidated Statements of Income - Years Ended
                     December 31, 2001, 2000, and 1999
                  Consolidated Statements of Changes in Stockholders' Equity -
                     Years Ended December 31, 2001 and 2000
                  Consolidated Statements of Cash Flows - Years Ended December
                     31, 2001, 2000, and 1999
                  Notes to Consolidated Financial Statements - December 31,
                     2001, 2000, and 1999

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2002.

                           Benchmark Bankshares, Inc.
                 (formerly Lunenburg Community Bankshares, Inc.)
                                  (Registrant)




By       Ben L. Watson, III                    By          Janice W. Pernell
               President                                 Cashier and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities have signed this report on March 15, 2002.


R. Michael Berryman           03-15-02     C. Edward Hall               03-15-02
--------------------------------------     -------------------------------------




Wayne J. Parrish              03-15-02     Earl H. Carter, Jr.          03-15-02
--------------------------------------     -------------------------------------




Mark F. Bragg                 03-15-02     William J. Callis            03-15-02
--------------------------------------     -------------------------------------




Lewis W. Bridgforth           03-15-02     Earl C. Currin, Jr.          03-15-02
--------------------------------------     -------------------------------------




Ben L. Watson, III            03-15-02
--------------------------------------




J. Ryland Hamlett             03-15-02
--------------------------------------

ITEM 14(c)    EXHIBIT 6

         The only subsidiary of the Registrant is Benchmark Community Bank, a Virginia banking corporation, located in Kenbridge, Lunenburg County, Virginia. It is owned 100% by Registrant.

ITEM 14(d)    SCHEDULE II - INDEBTEDNESS TO RELATED PARTIES

                          Year Ended December 31, 2001

                                  Balance                               Balance
                                at Beginning                          at End of
        Name of Person           of Period     Additions  Deductions    Period

Executive Officers,
   Directors, and Their
   Related Interest             $4,444,931    $2,407,743  $1,311,855  $5,540,819

W. J. Callis, Director(1)(2)(3)  2,433,923     1,112,942     225,350   3,321,515



                          Year Ended December 31, 2000

Executive Officers,
   Directors, and Their
   Related Interest             $3,212,221    $2,117,778  $  885,068  $4,444,931

W. J. Callis, Director(1)(2)(3)  1,996,624       790,000     352,701   2,433,923



                          Year Ended December 31, 1999

Executive Officers,
   Directors, and Their
   Related Interest             $2,330,282    $1,890,791  $1,008,852  $3,212,221

W. J. Callis, Director(1)(2)(3)  1,405,724       912,963     322,063   1,996,624















(1) Loans to related parties that exceed 5% of the capital of the Company.

(2) Loans to business interest.

(3) Loans are included in the totals presented for the Executive Officers, Directors, and their interest.

ITEM 14(d)    SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
Page 1


                           Benchmark Bankshares, Inc.

                          Year Ended December 31, 2001


             Col. A                  Col. B        Col. C      Col. D         Col. E         Col. F
                                   Balance at                                  Other         Balance
                                   Beginning     Additions                    Changes       at End of
         Classification            of Period      at Cost     Retirement    Add (Deduct)     Period

Land                              $  917,748    $   45,312   $         -    $       -      $  963,060

Buildings and improvements         2,633,457       491,218      (100,107)           -       3,024,568
Leasehold improvements               167,390         2,734      (103,270)           -          66,854
Construction in progress             217,042             -             -     (217,042)              -
                                  ----------    ----------   ------------   ----------     ----------
                                   3,017,889       493,952      (203,377)    (217,042)      3,091,422

Equipment, furniture, and
   fixtures                        2,257,349       599,330      (842,373)           -       2,014,306
                                  ----------    ----------   ------------   ----------     ----------

               Total              $6,192,986    $1,138,594   $(1,045,750)   $(217,042)     $6,068,788
                                  ==========    ==========   ============   ==========     ==========


                          Year Ended December 31, 2000


Land                              $  799,690    $  118,058   $         -    $       -      $  917,748

Buildings and improvements         2,401,090       232,367             -            -       2,633,457
Leasehold improvements               166,521           869             -            -         167,390
Construction in progress             187,969       430,668             -     (401,595)        217,042
                                  ----------    ----------   -----------    ----------     ----------

                                   2,755,580       663,904             -     (401,595)      3,017,889

Equipment, furniture, and
   fixtures                        2,033,002       224,347             -            -       2,257,349
                                  ----------    ----------   -----------    ----------     ----------

               Total              $5,588,272    $1,006,309   $         -    $(401,595)     $6,192,986
                                  ==========    ==========   ===========    ==========     ==========

ITEM 14(d)    SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
Page 2


                          Year Ended December 31, 1999



Land                               $  689,261   $110,429   $         -    $       -    $  799,690

Buildings and improvements          2,351,090     50,000             -            -     2,401,090
Leasehold improvements                166,521          -             -            -       166,521
Construction in progress                    -    187,969             -            -       187,969
                                   ----------   --------   ------------   ----------   ----------

                                    2,517,611    237,969             -            -     2,755,580

Equipment, furniture, and
   fixtures                         1,886,461    146,541             -            -     2,033,002
                                   ----------   --------   ------------   ----------   ----------

               Total               $5,093,333   $494,939   $         -    $       -    $5,588,272
                                   ==========   ========   ===========    ==========   ==========

ITEM 14(d) SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT


                           Benchmark Bankshares, Inc.

                          Year Ended December 31, 2001

                                              Additions
                                 Balance at   Charged to                     Other       Balance at
                                 Beginning     Cost and                     Changes        End of
          Description            of Period     Expenses    Retirements    Add (Deduct)     Period

Building and improvements        $  886,356   $114,884     $  (100,107)      $  -        $  901,133
Leasehold improvements              129,040      7,116        (103,270)         -            32,886
                                 ----------   --------     ------------      -----       ----------

               Total              1,015,396    122,000        (203,377)         -           934,019

Equipment, furniture, and
   fixtures                       1,438,006    224,621        (811,514)         -           851,113
                                 ----------   --------     ------------      -----       ----------

                                 $2,453,402   $346,621     $(1,014,891)      $  -        $1,785,132
                                 ==========   ========     ============      =====       ==========


                          Year Ended December 31, 2000

Building and improvements        $  784,675   $101,681     $         -       $  -        $  886,356
Leasehold improvements              122,409      6,631               -          -           129,040
                                 ----------   --------     ------------      -----       ----------

               Total                907,084    108,312               -          -         1,015,396

Equipment, furniture, and
   fixtures                       1,257,409    180,597               -          -         1,438,006
                                 ----------   --------     ------------      -----       ----------

               Total             $2,164,493   $288,909     $         -       $  -        $2,453,402
                                 ==========   ========     ============      =====       ==========


                          Year Ended December 31, 1999

Building and improvements        $  685,890   $ 98,785     $         -       $  -        $  784,675
Leasehold improvements              115,820      6,589               -          -           122,409
                                 ----------   --------     ------------      -----       ----------

               Total                801,710    105,374               -          -           907,084

Equipment, furniture, and
   fixtures                       1,091,232    166,220               -        (43)        1,257,409
                                 ----------   --------     ------------      -----       ----------

               Total             $1,892,942   $271,594     $         -       $(43)       $2,164,493
                                 ==========   ========     ============      =====       ==========

ITEM 14(d)(1) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                Balance Sheet, December 31, 2001, 2000, and 1999


                                     Assets

                                           2001          2000          1999
                                           ----          ----          ----

Cash                                    $ 3,867,818   $ 4,324,894   $ 3,111,052
Investment in subsidiary                 20,143,862    18,401,336    17,419,106
Receivable - reimbursement                       81            81            81
                                        -----------   -----------   -----------

               Total Assets             $24,011,761   $22,726,311   $20,530,239
                                        ===========   ===========   ===========


                      Liabilities and Stockholders' Equity

Liabilities
   Dividends payable                    $   534,600   $   541,120   $   482,493

Stockholders' Equity
   Common stock, par value $.21
      per share, authorized 4,000,000
      shares; issued and outstanding
      12-31-01 2,970,003.06, issued and
      outstanding 12-31-00 3,006,219.501,
      issued and outstanding 12-31-99
      3,015,577.591                         623,701       631,307       633,272
   Surplus                                4,056,859     4,404,047     4,501,508
   Retained earnings                     18,796,601    17,149,837    14,912,966
                                        -----------   -----------   -----------

               Total Stockholders'
                  Equity                 23,477,161    22,185,191    20,047,746
                                        -----------   -----------   -----------

               Total Liabilities and
                  Stockholders' Equity  $24,011,761   $22,726,311   $20,530,239
                                        ===========   ===========   ===========

ITEM 14(d)(2)    SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS
Page 1           PURSUANT TO SEC REGULATIONS


                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                              Statements of Income

                  Years Ended December 31, 2001, 2000, and 1999


                                            2001          2000          1999
                                            ----          ----          ----

Income
   Dividends from subsidiary             $1,000,000    $2,300,000    $2,000,000
                                         ----------    ----------    ----------

               Total Income               1,000,000     2,300,000     2,000,000

Expenses
   Professional fees                         12,872        11,500        20,038
   Supplies, printing, and postage           10,515        10,809         7,410
   Taxes - miscellaneous                        850           900           825
                                         ----------    ----------    ----------

               Total Expenses                24,237        23,209        28,273
                                         ----------    ----------    ----------

Income (Loss) Before Equity in
   Undistributed Income of Subsidiary       975,763     2,276,791     1,971,727

Equity in Income of Subsidiary (includes
   tax benefit of parent company
   operating loss)                                -       568,270       739,780
                                         ----------    ----------    ----------

               Net Income                $  975,763    $2,845,061    $2,711,507
                                         ==========    ==========    ==========

ITEM 14(d)(2)    SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS
Page 2           PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.
                              (Parent Company Only)

                  Statement of Changes in Stockholders' Equity

                  Years Ended December 31, 2001, 2000, and 1999

                                                                             Unrealized
                                     Common                     Retained     Securities
                                      Stock       Surplus       Earnings     Gain (Loss) *      Total

Balance January 1, 1999             $629,678    $4,314,339    $13,908,096    $ 163,100       $19,015,213

Net Income
   Parent                                                       1,971,727                      1,971,727
   Equity in income of subsidiary                                 539,780                        539,780

Sale of Stock                          8,072       450,102                                       458,174
Redemption of Stock                       (5)         (312)                                         (317)
Stock Repurchase                      (4,473)     (262,621)                                     (267,094)

Semi-Annual Cash
   Dividend Declared
      June 17, 1999, $.16 per share                              (481,426)                      (481,426)
      December 16, 1999, $.16 per
         share                                                   (482,493)                      (482,493)

Adjustments                                                          (174)                          (174)
Unrealized Security Gains (Losses)                                            (705,644)         (705,644)
                                    ---------   -----------   ------------   ----------      ------------

Balance December 31, 1999            633,272     4,501,508     15,455,510     (542,544)       20,047,746

Net Income
   Parent                                                       2,276,791                      2,276,791
   Equity in income of subsidiary                                 568,270                        568,270

Sale of Stock                          1,593        54,391                                        55,984
Redemption of Stock                       (3)         (111)                                         (114)
Stock Repurchase                      (3,555)     (151,741)                                     (155,296)

Semi-Annual Cash
   Dividend Declared
      June 15, 2000, $.16 per share                              (480,996)                      (480,996)
      December 21, 2000, $.18 per
         share                                                   (541,120)                      (541,120)

Adjustments                                                         2,713                          2,713
Unrealized Security Gains (Losses)                                             411,213           411,213
                                    ---------   -----------   ------------   ----------      ------------
Balance December 31, 2000            631,307     4,404,047     17,281,168     (131,331)       22,185,191

Net Income
   Parent                                                         975,763                        975,763
   Equity in income of subsidiary                               1,760,005                      1,760,005

Sale of Stock                            630        21,510                                        22,140
Redemption of Stock                       (4)         (161)                                         (165)
Stock Repurchase                      (8,232)     (368,537)                                     (376,769)

Semi-Annual Cash
   Dividend Declared
      June 21, 2001, $.18 per share                              (536,528)                      (536,528)
      December 20, 2001, $.18 per
         share                                                   (534,600)                      (534,600)

Adjustments                                                          (396)                          (396)
Unrealized Security Gains (Losses)                                             (17,480)          (17,480)
                                    ---------   -----------   ------------   ----------      ------------
Balance December 31, 2001           $623,701    $4,056,859    $18,945,412    $(148,811)      $ 23,477,161
                                    =========   ===========   ============   ==========      =============
* Net of tax effect.

ITEM 14(d)(3) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                            Statements of Cash Flows

                  Years Ended December 31, 2001, 2000, and 1999


                                           2001          2000          1999
                                           ----          ----          ----

Cash Flows from Operating Activities
   Net income                           $2,735,768    $2,845,061    $2,711,507
   Increase in receivable                        -             -           (81)
                                        ----------    ----------    -----------

               Net Cash Provided by
                  Operating Activities   2,735,768     2,845,061     2,711,426

Cash Flows from Investing Activities
   Undistributed earnings of subsidiary (1,760,005)     (568,270)     (739,972)
   Capital adjustment                           (1)          (34)            -
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Investing Activities  (1,760,006)     (568,304)     (739,972)

Cash Flows from Financing Activities
   Sale of stock                            22,140        55,984       458,174
   Redemption of stock                        (165)         (114)     (267,411)
   Stock repurchase                       (376,769)     (155,296)            -
   Dividends paid                       (1,078,044)     (963,489)     (961,020)
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Financing Activities  (1,432,838)   (1,062,915)     (770,257)
                                        -----------   -----------   -----------

Net Increase (Decrease) in Cash           (457,076)    1,213,842     1,201,197

Cash - Beginning of Year                 4,324,894     3,111,052     1,909,855
                                        -----------   -----------   -----------

Cash - End of Year                      $3,867,818    $4,324,894    $3,111,052
                                        ===========   ===========   ===========

ITEM 14(d)(4) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

Investment Securities - Realized Gains and Losses

                                                 Realized    Realized
                                                   Gains      Losses

For the Year Ended December 31, 2001
   U. S. Government Agencies                      $    -      $    -
   Pooled Securities                                   -           -
   State and Political Subdivisions                2,434           -
                                                  ------      ------

               Total                              $2,434      $    -
                                                  ======      ======

For the Year Ended December 31, 2000
   U. S. Government Agencies                      $    -      $    -
   Pooled Securities                                 300       2,428
   State and Political Subdivisions                3,199       4,379
                                                  ------      ------

               Total                              $3,499      $6,807
                                                  ======      ======

ITEM 14(d)(5) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS


Capital Ratios for the Bank Subsidiary

                                                             Bank
                                                            Ratios

Total Risk-Based Capital Ratio                              13.07%

Tier 1 Risk-Based Capital Ratio                             11.97%

Tier 1 Leverage Ratio                                        8.73%