Form 10-Q
period 2002-03-31
BENCHMARK BANKSHARES INC
filed 2002-05-13
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2002.

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

                                  2,957,245.500

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Part I - Table of Contents

                                 March 31, 2002


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

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                  (Unaudited)      (Audited)
                                                    March 31,      December 31,
                                                      2002            2001

Assets
   Cash and due from banks                        $  7,998,095    $  8,215,994
   Securities
      Federal Agency obligations                       997,200       1,501,599
      State and municipal obligations               17,403,806      17,517,967
      Mortgage backed securities                    16,980,728      17,329,695
      Other securities                                 195,490         195,490
      Federal funds sold                             4,435,000      12,740,000

   Loans                                           184,383,884     177,852,949
      Less
         Unearned interest income                         (554)           (970)
         Allowance for loan losses                  (1,844,767)     (1,774,632)

               Net Loans                           182,538,563     176,077,347

   Premises and equipment - net                      4,193,439       4,283,656
   Accrued interest receivable                       1,561,100       1,425,945
   Deferred income taxes                               599,858         560,315
   Other real estate                                 1,123,347       1,156,464
   Other assets                                        828,282         808,517

               Total Assets                       $238,854,908   $ 241,812,989

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                  (Unaudited)      (Audited)
                                                    March 31,     December 31,
                                                      2002            2001
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)                $ 24,731,033    $ 27,504,768
      NOW accounts                                  18,624,808      20,304,603
      Money market accounts                         15,857,778      10,939,010
      Savings                                       12,140,183      11,160,289
      Time, $100,000 and over                       29,265,115      31,101,575
      Other time                                   112,566,599     115,350,866

               Total Deposits                      213,185,516     216,361,111

   Accrued interest payable                            901,796       1,002,261
   Accrued income tax payable                          301,382          39,405
   Dividends payable                                         -         534,600
   Other liabilities                                   451,567         398,451

               Total Liabilities                   214,840,261     218,335,828

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 03-31-02 2,957,228.555,
      issued and outstanding 12-31-01
      2,970,003.06 shares                              621,022         623,701
   Capital surplus                                   3,927,204       4,056,859
   Retained earnings                                19,649,462      18,945,412
   Unrealized security losses net of tax effect       (183,041)       (148,811)

               Total Stockholders' Equity           24,014,647      23,477,161

               Total Liabilities and
                  Stockholders' Equity            $238,854,908    $241,812,989

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.







See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

            Consolidated Statement of Income and Comprehensive Income

                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                          2002          2001
Interest Income
   Interest and fees on loans                          $3,717,586    $3,884,193
   Interest on U. S. Government obligations               250,934       224,734
   Interest on State and municipal obligations            197,765       113,809
   Interest on other securities                             6,000             -
   Interest on Federal funds sold                          32,794        74,818

               Total Interest Income                    4,205,079     4,297,554

Interest Expense
   Interest on deposits                                 1,941,403     2,147,621

Net Interest Income                                     2,263,676     2,149,933
Provision for Loan Losses                                 185,666        62,778

               Net Interest Income After Provision 2,078,010 2,087,155 Noninterest Income
   Service charges, commissions, and fees on
      deposits                                            134,318       156,024
   Other operating income                                  60,852        81,897
   Gains (Losses) on sale of securities                         -         2,434
   Gains on sale of other real estate                      13,852             -

               Total Noninterest Income                   209,022       240,355

Noninterest Expense
   Salaries and wages                                     750,910       692,927
   Employee benefits                                      187,160       170,245
   Occupancy expenses                                      82,461        84,305
   Furniture and equipment expense                         80,967        57,971
   Other operating expenses                               202,012       335,737

               Total Noninterest Expense                1,303,510     1,341,185

Net Income Before Taxes                                   983,522       986,325
Income Taxes                                              279,473       305,815

Net Income                                                704,049       680,510

Other Comprehensive Income, Net of Tax
   Net unrealized holding gain (loss) arising
      during period                                       (34,230)      234,779

Comprehensive Income                                   $  669,819    $  915,289

Net Income per Share                                   $     0.24    $     0.23

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                        2002          2001

Cash Provided by Operating Activities                $   964,573    $1,045,126

Cash Provided by Financing Activities
   Net (decrease) in demand deposits and
      interest-bearing transaction accounts           (4,453,530)   (3,027,421)
   Net increase in savings and money market
      deposits                                         5,898,662       591,682
   Net increase (decrease) in certificates of
      deposit                                         (4,620,727)    8,246,803
   Decrease in dividends payable                        (534,600)     (541,120)
   Sale of stock                                           7,749        22,140
   Purchase of stock                                    (140,083)     (266,159)

               Total Cash Provided (Used) by
                  Financing Activities                (3,842,529)    5,025,925

Cash Used in Investing Activities
   Purchase of securities                               (509,913)     (500,000)
   Maturity (Call) of securities                       1,425,576     3,192,531
   Net increase in loans                              (6,531,351)   (5,517,036)
   Purchase of premises and equipment                    (29,255)     (325,424)

               Total Cash (Used) by Investing
                  Activities                          (5,644,943)   (3,149,929)

Increase (Decrease) in Cash and Cash Equivalents     $(8,522,899)   $2,921,122
















See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 2002


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

         (j)      Earnings Per Share

                  Earnings per share were computed by using the average shares outstanding for each period presented. The 2002 average shares have been adjusted to reflect the net sale of 1,225.495 shares through the employee stock option plan at various dates during the period and the retirement of 14,000 shares. The 2001 average shares have been adjusted to reflect the sale of 3,000 shares of the Company's common stock through the employee stock option plan at various dates during the period and the retirement of 28,504 shares. The average shares of outstanding stock for the first quarter of 2002 and 2001 were 2,959,691.181 and 2,999,844.036, respectively.

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

                  The table below reflects the components of the Net Deferred Tax Asset account as of March 31, 2002:

                      Deferred tax assets resulting from loan
                         loss reserves                            $521,306
                      Deferred tax asset resulting from
                         deferred compensation                     104,720
                      Deferred tax liabilities resulting from
                         depreciation                             (120,462)
                      Deferred tax liability resulting from
                         unrealized securities losses               94,294

                                   Net Deferred Tax Asset         $599,858


                             Selected Quarterly Data
                                   (Unaudited)


                                 2001         2001         2001         2001
                                 First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $2,149,933   $2,142,230   $2,136,736   $2,217,110

Provision for Loan Losses         62,778       33,027       34,128       67,953

Noninterest Income               240,355      271,885      296,300      234,848

Noninterest Expense            1,341,185    1,394,504    1,458,664    1,405,484

Income Before Extraordinary
  Item and Cumulative Effect
  of Change in Accounting
  Principle                      680,510      681,381      680,092      693,786

Net Income                       680,510      681,381      680,092      693,786

Per Share                     $     0.23   $     0.23   $     0.22   $     0.24

                                 2000         2000        2000          2000
                                 First       Second       Third        Fourth
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $1,959,860   $2,086,262   $2,105,102   $2,268,551

Provision for Loan Losses         35,687       91,579       55,923       17,998

Noninterest Income               219,896      263,295      261,566      261,881

Noninterest Expense            1,181,133    1,284,077    1,260,402    1,343,178

Income Before Extraordinary
  Item and Cumulative Effect
  of Change in Accounting
  Principle                      666,047      669,338      721,352      788,324

Net Income                       666,047      669,338      721,352      788,324

Per Share                     $     0.22   $     0.22   $     0.24   $     0.27

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         FIRST QUARTER 2002

         Earnings Summary

                  Net income of $704,049 for the first quarter of 2002 increased $23,539 or 3.46% as compared to net income of $680,510 earned during the first quarter of 2001. Earnings per share of $.24 as of March 31, 2002 increased by $.01 or 4.35% over the same period in 2001. The annualized return on average assets of 1.17% decreased 10.69% while the annualized return on average equity of 11.86% decreased 1.90% when comparing first quarter 2002 results with those of first quarter 2001.

                  The Bank experienced steady growth in the first quarter of 2002 in loans while deposits declined slightly. Since year end, loans have grown by $6,530,935 for an annualized growth rate of 14.69%. Deposits declined by $3,175,595 for an annualized rate change of (1.47)%. Currently, the loan to deposit ratio is 86.49%.

         Interest Income and Interest Expense

                  Total interest income of $4,205,079 for the first quarter of 2002 decreased $92,475 or 2.15% over interest income of $4,297,554 recorded during the first quarter of 2001. The major area of decrease was in interest and fees on loans, which was a direct result from declining average interest rates in the portfolio.

                  Total interest expense in the first quarter of 2002 declined to a level of $1,941,403. This amounted to a decrease of $206,218 or 9.60% over the level reached during the first quarter of 2001. This decrease in interest expense resulted from a drop in both the levels of deposit and interest rate paid.

         Provision for Loan Losses

                  While the Bank's loan loss experience ratio remains low, management continues to set aside provisions to the loan loss reserve. During the first quarter of 2002, the Bank increased the loan loss reserve by $70,135 to a level of $1,844,767 or 1.00% of the outstanding loan balance.

                  At year end 2001, the reserve level amounted to $1,774,632 or 1.00% of the outstanding loan balance net of unearned interest.

         Nonperforming Loans

                  Nonperforming loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. As of March 31, 2002, the Bank had $976,763 in nonperforming loans or .53% of the loan portfolio. The amount of non-secured loans in this category amounted to $7,725.

         Noninterest Income and Noninterest Expense

                  Noninterest income of $209,022 decreased $31,333 or 13.04% for the first quarter of 2002 as compared to the level of $240,355 reached during the first quarter of 2001. The decrease resulted from fewer fees earned on deposit accounts as the economy and financial growth slowed in the trade area.

                  Noninterest expense of $1,303,510 decreased $37,675 or 2.89% for the first quarter of 2002 as compared to the level of $1,341,185 reached during the first quarter of 2001. The reported increase in wages and benefits was more than offset by a reduction in operating expenses resulting from reimbursements of prior year cost.

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

                  As of March 31, 2002, the Bank had $926,929 outstanding letters of credit. This represents a $12,115 or 1.32% increase over the year end level. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer. The maturities of these letters are as follows:

                                  March 31,

                                    2003        $923,929
                                    2004           3,000

         Liquidity

                  As of the end of the first quarter of 2002, $53,063,287 or 28.78% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $29,265,115 in certificates of deposit of $100,000 or more of which $18,506,196 mature in one year or less.

                  Currently, the Bank has a maturity average ratio for the next twelve months of 66.46% when comparing earning asset and certificates of deposit maturities.

                  At year end 2001, $50,344,000, or 28.31% of gross loans, were scheduled to mature or were subject to repricing within one year and $86,045,000 in certificates of deposit were scheduled to mature during 2002.

         Capital Adequacy

                  Total stockholder equity was $24,014,647 or 10.05% of total assets as of March 31, 2002. This compared to $23,477,161 or 9.71% of total assets as of December 31, 2001.

                  Primary capital (stockholders' equity plus loan loss reserves) of $25,859,414 represents 10.83% of total assets as of March 31, 2002 as compared to $25,251,793 or 10.44% of total assets as of December 31, 2001.

                  The equity ratio remained stable as earnings more than offset repurchase of the Company's common stock.

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

                  In Table One, the cash flows are spread over the life of the financial products in annual increments as of March 31 each year with the final column detailing the present value discounting of the cash flows at current market rates.

                         Fair Value of Financial Assets

                           Benchmark Bankshares, Inc.

                                 March 31, 2002

                                                                                                                       Current
          Categories                2003          2004          2005          2006          2007       Thereafter       Value

Loans
    Commercial                   $22,219,960   $         -   $         -   $         -   $         -   $         -   $ 21,280,847
    Mortgage                      29,458,859    25,636,329    26,190,783    19,008,985    35,973,180     9,546,675    117,434,454
    Consumer                      14,520,008    10,460,041     6,541,849     2,994,016     2,862,458             -     31,730,038

Investments
    U. S. Government  Agencies        61,250        61,250        61,250        61,250        35,000       715,075        989,075
    Municipals
       Nontaxable                    898,965     1,981,789       690,480       690,480     1,830,480    12,717,294     16,395,852
       Taxable                        61,693        61,693        46,572        31,450        31,450       578,625      1,016,596
    Mortgage Backed Securities     3,205,328     2,756,267     2,384,834     2,105,202     2,397,483     2,988,444     16,980,727

Certificates of Deposits          81,336,234    28,500,409    12,147,735    20,893,632     9,681,629             -    141,914,631

In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at twelve month intervals.

                        Variable Interest Rate Disclosure

                           Benchmark Bankshares, Inc.

                                 March 31, 2002


                                       Valuation of Securities          No           Valuation of Securities
                                       Given an Interest Rate       Change In        Given an Interest Rate
                                    Decrease of (x) Basis Points     Interest     Increase of (x) Basis Points
             Categories               (200 BPS)       (100 BPS)        Rate          100 BPS        200 BPS

Loans
    Commercial                      $ 21,542,573    $ 21,411,068   $ 21,280,847   $ 21,151,894    $ 21,024,192
    Mortgage                         124,604,716     120,932,504    117,434,454    114,099,773     110,918,484
    Consumer                          32,990,109      32,348,872     31,730,038     31,132,524      30,555,312

Investments
    U. S. Government Securities          993,535         992,472        989,075        935,575         883,595
    Municipals
       Nontaxable                     18,266,587      17,375,102     16,395,852     15,299,434      14,273,526
       Taxable                         1,102,068       1,057,561      1,016,596        979,029         944,711
    Mortgage Backed Securities        18,425,642      17,703,187     16,980,727     16,258,267      15,535,812

Certificates of Deposit              147,237,368     144,527,460    141,914,631    139,396,920     136,966,686

Only financial instruments that do not have daily price adjustment capabilities are herein presented.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                 March 31, 2002


         Part II  Other Information

         Item 1            Legal Proceedings

                                    None

         Item 2            Changes in Securities

                                    None

         Item 3            Defaults Upon Senior Securities

                                    None

         Item 4            Submission of Matters to a Vote of Security Holders

                                    None

         Item 5            Other Information

                                    Independent Accountant's Review Report

         Item 6            Report on Form 8-K

                                    No reports on Form 8-K have been filed
                           during the quarter ended March 31, 2002.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have reviewed the accompanying 10Q filing including the balance sheet of Benchmark Bankshares, Inc. (a corporation) as of March 31, 2002 and the related statements of income and cash flows for the three month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Benchmark Bankshares, Inc.

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

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The additional required information included in the 10Q filing for March 31, 2002 is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.





                                      Creedle, Jones, and Alga, P. C.
                                      Certified Public Accountants

May 8, 2002

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                 March 31, 2002


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  May 8, 2002                                         Ben L. Watson, III
                                                           President and CEO





Date:  May 8, 2002                                          Janice W. Pernell
                                                          Cashier and Treasurer