Form 10-Q
period 2002-06-30
BENCHMARK BANKSHARES INC
filed 2002-08-13
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the 6-month period ended June 30, 2002.

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

                                  2,961,045.532

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Part I - Table of Contents

                                  June 30, 2002


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

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                  (Unaudited)      (Audited)
                                                    June 30,      December 31,
                                                     2002             2001
                                                     ----             ----

Assets
   Cash and due from banks                        $ 11,550,098    $  8,215,994
   Securities
      Federal Agency obligations                             -       1,501,599
      State and municipal obligations               15,975,705      17,517,967
      Mortgage backed securities                    14,087,517      17,329,695
      Other securities                                 195,490         195,490
      Federal funds sold                                     -      12,740,000

   Loans                                           190,826,118     177,852,949
      Less
         Unearned interest income                            -            (970)
         Allowance for loan losses                  (1,908,017)     (1,774,632)
                                                  -------------   -------------

               Net Loans                           188,918,101     176,077,347

   Premises and equipment - net                      4,415,078       4,283,656
   Accrued interest receivable                       1,496,771       1,425,945
   Deferred income taxes                               264,687         560,315
   Other real estate                                 1,071,350       1,156,464
   Cash value life insurance                         3,536,000               -
   Other assets                                        747,028         808,517
                                                  -------------   -------------

               Total Assets                       $242,257,825    $241,812,989
                                                  =============   =============

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                   (Unaudited)     (Audited)
                                                     June 30,     December 31,
                                                       2002          2001
                                                       ----          ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)                 $ 25,132,086   $ 27,504,768
      NOW accounts                                   19,287,645     20,304,603
      Money market accounts                          12,481,978     10,939,010
      Savings                                        13,198,266     11,160,289
      Time, $100,000 and over                        29,654,024     31,101,575
      Other time                                    111,935,932    115,350,866
                                                   ------------   -------------

               Total Deposits                       211,689,931    216,361,111

   Federal funds purchased                            3,927,000              -
   Accrued interest payable                             777,240      1,002,261
   Accrued income tax payable                                 -         39,405
   Dividends payable                                    532,988        534,600
   Other liabilities                                    403,380        398,451
                                                   -------------  -------------

               Total Liabilities                    217,330,539    218,335,828

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 06-30-02, 2,961,043.536,
      issued and outstanding 12-31-01,
      2,970,003.06                                      621,820        623,701
   Capital surplus                                    3,958,228      4,056,859
   Retained earnings                                 19,968,610     18,945,412
   Unrealized security gains (losses)
      net of tax effect                                 378,627       (148,811)
                                                   ------------   -------------

               Total Stockholders' Equity            24,927,285     23,477,161
                                                   ------------   -------------

               Total Liabilities and
                  Stockholders' Equity             $242,257,824   $241,812,989
                                                   ============   =============

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.






See notes to consolidated financial statements.

Page 5 of 21
                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                          2002         2001
                                                          ----         ----
Interest Income
   Interest and fees on loans                          $7,586,378   $7,824,428
   Interest on U. S. Government obligations                30,849      312,516
   Interest on State and municipal obligations            391,771      233,192
   Interest on mortgage backed securities                 453,678       55,762
   Interest on Federal funds sold                          37,454      208,813
                                                       ----------   ----------

               Total Interest Income                    8,500,130    8,634,711

Interest Expense
   Interest on deposits                                 3,704,795    4,348,862
   Interest on Federal funds purchased                      9,324            -
                                                       ----------   ----------

               Total Interest Expense                   3,714,119    4,348,862
                                                       ----------   ----------

Net Interest Income                                     4,786,011    4,285,849
Provision for Loan Losses                                 278,039       95,805
                                                       ----------   ----------

               Net Interest Income After Provision      4,507,972    4,190,044

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                            242,584      336,315
   Other operating income                                 233,597      173,491
   Dividends                                               15,995        6,314
   Gains (Losses) on sale of other assets                  18,074            -
   Gains (Losses) on sale of securities                     8,879        2,434
                                                       ----------   ----------

               Total Noninterest Income                   519,129      518,554
Noninterest Expense
   Salaries and wages                                   1,525,508    1,388,527
   Employee benefits                                      381,471      339,525
   Occupancy expenses                                     164,794      159,727
   Furniture and equipment expense                        173,554      119,962
   Other operating expenses                               589,091      727,948
                                                       ----------   ----------
               Total Noninterest Expense                2,834,418    2,735,689
                                                       ----------   ----------

Net Income Before Taxes                                 2,192,683    1,972,909
Income Taxes                                              636,496      611,018
                                                       ----------   ----------

Net Income                                             $1,556,187   $1,361,891
                                                       ==========   ==========

Net Income per Share                                   $     0.53   $     0.46
                                                       ==========   ==========
See notes to consolidated financial statements.

Page 6 of 21
                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                    Three Months Ended June 30,
                                                        2002          2001
                                                        ----          ----
Interest Income
   Interest and fees on loans                         $3,868,792   $3,940,235
   Interest on U. S. Government obligations               15,085      109,153
   Interest on State and municipal obligations           194,006      119,383
   Interest on mortgage backed securities                218,508       34,391
   Interest on Federal funds sold                          4,660      133,995
                                                      ----------   ----------

               Total Interest Income                   4,301,051    4,337,157

Interest Expense
   Interest on deposits                                1,763,392    2,201,241
   Interest of Federal funds purchased                     9,324            -
                                                      ----------   ----------

               Total Interest Expense                  1,772,716    2,201,241
                                                      ----------   ----------

Net Interest Income                                    2,528,335    2,135,916
Provision for Loan Losses                                 92,373       33,027
                                                      ----------   ----------

               Net Interest Income After Provision     2,435,962    2,102,889

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                           108,266      180,291
   Dividends                                               9,995        6,314
   Other operating income                                172,745       91,594
   Gains (Losses) on sale of other assets                  4,222            -
   Gains (Losses) on sale of securities                    8,879            -
                                                      ----------   ----------

               Total Noninterest Income                  304,107      278,199

Noninterest Expense
   Salaries and wages                                    774,598      695,600
   Employee benefits                                     194,311      169,280
   Occupancy expenses                                     82,333       75,422
   Furniture and equipment expense                        92,587       61,991
   Other operating expenses                              387,079      392,211
                                                      ----------   ----------
               Total Noninterest Expense               1,530,908    1,394,504
                                                      ----------   ----------

Net Income Before Taxes                                1,209,161      986,584
Income Taxes                                             357,023      305,203
                                                      ----------   ----------

Net Income                                            $  852,138   $  681,381
                                                      ==========   ==========

Net Income per Share                                  $     0.29   $     0.23
                                                      ==========   ==========

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                     Six Months Ended June 30,
                                                        2002           2001
                                                        ----           ----

Cash Flows from Operating Activities                $ 1,714,437    $ 1,603,334

Cash Flows from Financing Activities
   Increase in Federal funds purchased                3,927,000              -
   Net decrease in demand deposits and interest-
      bearing transaction accounts                   (3,389,640)    (2,565,433)
   Net increase in savings and money market
      deposits                                        3,580,945      1,439,506
   Net increase (decrease) in certificates of
      deposit                                        (4,862,485)    15,519,996
   Dividends paid                                      (534,600)      (541,120)
   Sale of stock                                         41,069         22,140
   Purchase of stock                                   (141,581)      (266,194)
                                                    ------------   ------------

               Total Cash Provided (Used) by
                  Financing Activities               (1,379,292)    13,608,895

Cash Flows from Investing Activities
   Purchase of securities                              (509,913)    (4,095,184)
   Sale of securities                                 2,071,136              -
   Maturity of securities                             5,548,937      9,770,508
   Net increase in loans                            (12,974,139)    (6,850,296)
   Purchase of premises and equipment                  (341,062)      (222,393)
   Cash value life insurance                         (3,536,000)             -
                                                    ------------   ------------

               Total Cash (Used) by Investing
                  Activities                         (9,741,041)    (1,397,365)
                                                    ------------   ------------

Increase (Decrease) in Cash and Cash Equivalents    $(9,405,896)   $13,814,864
                                                    ============   ============












See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                   Three Months Ended June 30,
                                                        2002           2001
                                                        ----           ----

Cash Flows from Operating Activities                $   749,864    $   661,239

Cash Flows from Financing Activities
   Increase in Federal funds purchased                3,927,000              -
   Net increase in demand deposits and interest-
      bearing transaction accounts                    1,063,890        461,988
   Net increase (decrease) in savings and money
      market deposits                                (2,317,717)       847,824
   Net increase (decrease) in certificates of
      deposit                                          (241,758)     7,273,193
   Sale of stock                                         33,320              -
   Purchase of stock                                     (1,498)           (35)
                                                    ------------   ------------

               Total Cash Provided by Financing
                  Activities                          2,463,237      8,582,970

Cash Flows from Investing Activities
   Purchase of securities                                     -     (3,595,184)
   Sale of securities                                 2,071,136              -
   Maturity of securities                             4,123,361      6,577,977
   Net increase in loans                             (6,442,788)    (1,333,260)
   Purchase of premises and equipment                  (311,807)             -
   Cash value life insurance                         (3,536,000)             -
                                                    ------------   ------------

               Total Cash (Used) by Investing
                  Activities                         (4,096,098)     1,649,533
                                                    ------------   ------------

Increase (Decrease) in Cash and Cash Equivalents    $  (882,997)   $10,893,742
                                                    ============   ============














See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


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

         (j)      Earnings Per Share

                  Earnings per share were computed by using the average shares outstanding for each period presented. The average shares of outstanding stock for the first six months of 2002 and 2001 were 2,958,987.329 and 2,990,278.686 shares, respectively.

                  The Company has a stock option plan for its directors, officers, and employees. As of June 30, 2002, there were 175,217 share options that had been granted but were unexercised. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

          (k) Income Taxes. The table below reflects the components of the Net Deferred Tax Asset account as of June 30, 2002:

                       Deferred tax assets resulting from loan
                          loss reserves                            $493,472
                       Deferred tax liabilities resulting from
                          depreciation                             (138,454)
                       Unrealized securities losses                (195,051)
                       Deferred compensation                        104,720
                                                                   ---------

                                  Net Deferred Tax Asset           $264,687
                                                                   =========

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

                                                          Six Month Period
                                                           Ending June 30,
                                                         2002           2001
                                                         ----           ----

                  Net Income                          $1,556,187     $1,361,891

                  Other Comprehensive Income -
                     Net Unrealized Holding Gains
                     (Losses) Arising During Period      573,678        207,110
                                                      ----------     ----------

                  Comprehensive Income                $2,129,865     $1,569,001
                                                      ==========     ==========

3.       Disclosure for Benefit Plan

                The Bank has adopted a non-tax qualified retirement plan for certain officers to supplement their retirement benefits. The plan is funded through split dollar insurance instruments that provide retirement as well as a death benefit. The plan was funded by a single payment premium of $3,536,000. The premium prepayment is classified as cash value of life insurance and as such has investment risk. To ensure the safety of this investment, the insurance carriers holding the prepaid premiums are to be rated no lower than AA by Standard & Poor's. The Bank has contracted with an outside agency to administer and monitor the plan.

                                     Selected Quarterly Data
                                           (Unaudited)

                                 2001         2001         2001         2002
                                Second        Third       Fourth        First
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $2,142,230   $2,136,736   $2,217,110   $2,263,676

Provision for Loan Losses         33,027       34,128       67,953      185,666

Noninterest Income               271,885      296,300      234,848      209,022

Noninterest Expense            1,394,504    1,458,664    1,405,484    1,303,510

Income Before Extraordinary
   Item and Cumulative Effect
   of Change in Accounting
   Principle                     681,381      680,092      693,786      704,049

Net Income                       681,381      680,092      693,786      704,049

Per Share                     $     0.23   $     0.22   $     0.24   $     0.24


                                 2000        2000          2000         2001
                                Second       Third        Fourth        First
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $2,086,262   $2,105,102   $2,268,551   $2,149,933

Provision for Loan Losses         91,579       55,923       17,998       62,778

Noninterest Income               263,295      261,566      261,881      240,355

Noninterest Expense            1,284,077    1,260,402    1,343,178    1,341,185

Income Before Extraordinary
   Item and Cumulative Effect
   of Change in Accounting
   Principle                     669,338      721,352      788,324      680,510

Net Income                       669,338      721,352      788,324      680,510

Per Share                     $     0.22   $     0.24   $     0.27   $     0.23

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         Six Months Ending June 30:  2002 Versus 2001

         Earnings Summary

                  Net income of $1,556,187 for the first six months of 2002 increased $194,296 or 14.3% as compared to net income of $1,361,891 earned during the first six months of 2001. Earnings per share of $.53 as of June 30, 2002 increased $.07 over the June 30, 2001 level of $.46. The annualized return on average assets of 1.29% increased from 1.28% while the annualized return on average equity of 12.90% increased from 12.06% when comparing first six months of 2002 results with those of first six months of 2001.

                  The increase in earnings resulted from a growth in loans which led to a loan/deposit ratio of 90.14%.

         Interest Income and Interest Expense

                  Total interest income of $8,500,130 for the first six months of 2002 decreased $134,581 or 1.56% over interest income of $8,641,025 recorded during the first six months of 2001. Interest income declined as market rates fell. To help offset the decline in market rates, the Bank restructured its portfolio by increasing loans by $12,974,139 and decreasing investments by $7,110,160.

                  Total interest expense in the first six months of 2002 decreased to a level of $3,714,119. This amounted to a decrease of $634,743 or 14.60% over the level reached during the first six months of 2001. This decrease in interest expense resulted from declining interest rates as well as a decline in overall deposits.

         Provision for Loan Losses

                  While the Bank's loan loss experience ratio remains low, management continues to set aside increasing provisions to the loan loss reserve. During the first six months of 2002, the Bank increased the loan loss reserve by $133,385 to a level of $1,908,017 or 1.00% of the outstanding loan balance.

                  At year end 2001, the reserve level amounted to $1,774,632 or 1.00% of the outstanding loan balance net of unearned interest.

         Nonperforming Loans

                  Nonperforming loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. As of June 30, 2002, the Bank had $527,685 in nonperforming loans or .28% of the loan portfolio. The amount of unsecured loans in this category amounted to $3,672.

         Noninterest Income and Noninterest Expense

                  Noninterest income of $519,129 increased $6,889 or 1.34% for the first six months of 2002 as compared to the level of $512,240 reached during the first six months of 2001. The increase resulted from growth in other operating revenues and revenues generated from automatic-teller machine user fees as the customer base expands in the trade area.

                  Noninterest expense of $2,834,418 increased $98,729 or 3.61% for the first six months of 2002 as compared to the level of $2,735,689 reached during the first six months of 2001. The increase was also related to additional expenses incurred as the Bank moved into and developed new markets within the trade area.

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

                  As of June 30, 2002, the Bank had $1,445,204 outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer. Following are the maturities of these instruments as of June 30:

                              2003     $1,433,704
                              2004         11,500

         Liquidity

                  As of the end of the first six months of 2002, $55,981,621 or 29.34% of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $29,654,024 in certificates of deposit of $100,000 or more of which $17,236,187 mature in one year or less.

                  Currently, the Bank has a maturity average ratio for the next twelve months of 38.94% when comparing current assets and current liabilities.

                  At year end 2001, $50,344,000 or 28.31% of gross loans were scheduled to mature or were subject to repricing within one year and $15,482,392 in certificates of deposit were scheduled to mature during 2002.

         Capital Adequacy

                  Total shareholder equity was $24,927,285 or 10.29% of total assets as of June 30, 2002. This compared to $23,477,161 or 9.71% of total assets as of December 31, 2001.

                  Primary capital (shareholders' equity plus loan loss reserves) of $26,835,302 represents 11.08% of total assets as of June 30, 2002 as compared to $25,251,793 or 10.44% of total assets as of December 31, 2001.

                  The increase in the equity position is primarily a result of favorable changes in the bond market which contributed to an increase in equity in the amount of $527,438.

         Three Months Ending June 30:  2002 Versus 2001

                  The same operating policies and philosophies discussed in the six month discussion were prevalent throughout the second quarter and the operating results were predictably similar.

         Earnings Summary

                  Net income of $852,138 for the second quarter of 2002 increased $170,757 or 25.06% as compared to the $681,381 earned during the second quarter of 2001. Earnings per share of $.29 for the second quarter of 2002 increased $.06 or 20.69% when compared to the corresponding period in 2001. The annualized return on average assets was 1.42% and the return on average equity was 13.93% for the second quarter of 2002. This compares to a return on average assets of 1.26% and a return on average equity of 11.89% for the same period in 2001. The increased earnings are an indication of the growth in earning assets experienced during the second quarter. Additionally, the Company has continued its buyback program for its common stock.

         Interest Income and Interest Expense

                  Total interest income of $4,301,051 for the second quarter of 2002 decreased $36,106 or .83% from the total interest income of $4,343,471 for the corresponding quarter in 2001. The decrease resulted primarily from a decline in the market rate of interest.

                  Interest expense for the second quarter of 2002 decreased $428,525 or 19.47% over the same period in 2001. The decrease in interest expense reflected a decline in the market rate of interest paid as well as a decline to overall deposits held.

         Provision for Loan Losses

                  During the second quarter, the demand for loans continued its steady growth as $6,442,234 was booked to loans. During the period, the Bank provided an additional $63,250 to the reserve through its provision for loan losses.

         Loans and Deposits

                  During the second quarter of 2002, net loans grew to $190,826,118. The growth represented a 13.98% annual growth rate.

                  Deposits decreased by $1,495,585 for the three month period ending June 30, 2002. Deposits have declined as market rates have fallen.

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

                         Fair Value of Financial Assets

                           Benchmark Bankshares, Inc.

                                  June 30, 2002


                                                                                                                       Current
          Categories                2003          2004          2005          2006          2007       Thereafter       Value
          ----------                ----          ----          ----          ----          ----       ----------       -----

Loans
    Commercial                   $23,271,669   $         -   $         -   $         -   $         -   $         -   $ 23,151,028
    Mortgage                      47,654,174    26,203,110    25,564,031    20,746,628    35,803,899     8,894,592    138,985,168
    Simple Interest I/L           14,342,778    10,224,984     6,343,334     3,924,977     1,670,615       230,408     30,291,386

Investments
    Municipals
       Nontaxable                  1,477,549     1,236,565       613,755       613,755     2,577,650    10,328,635     14,946,500
       Taxable                        61,693       571,693        31,450        31,450        31,450       594,350      1,044,500
    Mortgage Backed Securities     2,678,159     2,288,162     2,010,952     1,683,715     1,712,157     5,644,813     14,087,519

                                                                                                                  Current
          Categories             2003         2004          2005          2006          2007       Thereafter     Value
          ----------             ----         ----          ----          ----          ----       ----------     -----

Certificates of Deposits
    < 182 days                 5,420,230            -             -             -             -            -      5,379,665
    182 - 364 days            12,680,072            -             -             -             -            -     12,492,334
    1 year - 2 years          43,813,792    3,073,830             -             -             -            -     45,525,351
    2 years - 3 years         10,845,200    5,424,416       309,935             -             -            -     15,718,785
    3 years - 4 years          3,555,256    3,409,383     3,036,099       109,026             -            -      9,345,493
    4 years - 5 years            704,558      738,519       946,316       489,271             -            -      2,604,834
    Over 5 years               7,000,668    9,958,078    15,002,075    14,354,852    11,442,970      225,049     49,602,503


                  In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at six and twelve month intervals.

                        Variable Interest Rate Disclosure

                           Benchmark Bankshares, Inc.

                                  June 30, 2002

                                          Valuation of                                    Valuation of
                                     Financial Instruments             No            Financial Instruments
                                     Given an Interest Rate        Change In         Given an Interest Rate
                                  Decrease of (x) Basis Points      Interest      Increase of (x) Basis Points
             Categories             (200 BPS)       (100 BPS)         Rate          100 BPS         200 BPS
             ----------             ---------       ---------         ----          -------         -------

Loans
    Commercial                    $ 23,319,312    $ 23,234,897    $ 23,151,028    $ 23,067,702    $ 22,984,912
    Mortgage                       146,836,895     142,819,514     138,985,168     135,323,049     131,823,115
    Simple Interest I/L             31,454,741      30,863,086      30,291,386      29,738,714      29,204,191

Investments
    Municipals
       Nontaxable                   16,466,444      15,715,377      14,946,500      14,024,402      13,100,955
       Taxable                       1,130,922       1,085,974       1,044,500       1,006,354         971,403
    Mortgage Backed Securities      15,260,822      14,674,168      14,087,519      13,500,870      12,914,217

Certificates of Deposit
    < 182 days                       5,420,230       5,399,880       5,379,665       5,359,585       5,339,628
    182 - 364 days                  12,648,470      12,570,013      12,492,334      12,415,421      12,339,264
    1 year - 2 years                46,424,564      45,970,561      45,525,351      45,088,679      44,660,304
    2 years - 3 years               16,138,387      15,925,987      15,718,785      15,516,600      15,319,259
    3 years - 4 years                9,705,623       9,522,673       9,345,493       9,173,838       9,007,476
    4 years - 5 years                2,728,245       2,665,393       2,604,834       2,546,460       2,490,167
    Over 5 years                    52,725,613      51,128,738      49,602,503      48,142,979      46,746,500

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                  June 30, 2002


Part II  Other Information

Item 1            Legal Proceedings

                           None

Item 2            Changes in Securities

                           None

Item 3            Defaults Upon Senior Securities

                           None

Item 4            Submission of Matters to a Vote of Security Holders

                           None

Item 5            Other Information

                           Independent Accountant's Review Report

Item 6            Report on Form 8-K

                           No reports on Form 8-K have been filed during the
                  quarter ended June 30, 2002.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


        We have reviewed the accompanying 10-Q filing including the balance sheet of Benchmark Bankshares, Inc. (a corporation) as of June 30, 2002 and the related statements of income and cash flows for the six months and three months periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Benchmark Bankshares, Inc.

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

        Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The additional required information included in the 10-Q filing for June 30, 2002 is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.





                                      Creedle, Jones, and Alga, P. C.
                                      Certified Public Accountants

August 1, 2002

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                  June 30, 2002


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  August 1, 2002                     Ben L. Watson, III
                                          ------------------
                                          President and Chief Executive Officer






Date:  August 1, 2002                     Janice W. Pernell
                                          -----------------
                                          Senior Vice President, Treasurer,
                                          and Assistant Secretary

Page 21 of 21
Exhibit 1


                    STATEMENT OF CHIEF EXECUTIVE OFFICER AND
           CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


         In connection with the Form 10-Q of Benchmark Bankshares, Inc. for the quarter ended June 30, 2002, we, Ben L. Watson, III, President and Chief Executive Officer of Benchmark Bankshares, Inc., and Janice W. Pernell, Senior Vice President, Treasurer, and Assistant Secretary of Benchmark Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to our knowledge:

         (a) such Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (b) the information contained in such Form 10-Q for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Benchmark Bankshares, Inc. as of, and for, the periods presented in such Form 10-Q.



By:   Ben L. Watson, III                                 Date:  August 1, 2002
      ------------------
      President and Chief Executive Officer



By:   Janice W. Pernell                                  Date:  August 1, 2002
      -----------------
      Senior Vice President, Treasurer,
      and Assistant Secretary