Form 10-Q
period 2002-09-30
BENCHMARK BANKSHARES INC
filed 2002-11-13
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the 9-month period ended September 30, 2002.

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

                                  2,961,944.000

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                Table of Contents

                               September 30, 2002


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

   Item 4         Section 302 Certification

Part II           Other Information

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                  (Unaudited)      (Audited)
                                                 September 30,    December 31,
                                                     2002            2001
                                                     ----            ----

Assets
   Cash and due from banks                       $  9,398,978    $  8,215,994
   Securities
      Federal Agency obligations                            -       1,501,599
      State and municipal obligations              16,178,770      17,517,967
   Mortgage backed securities                      13,244,454      17,329,695
   Other securities                                   195,490         195,490
   Federal funds sold                               4,223,000      12,740,000

   Loans                                          191,177,791     177,852,949
      Less
         Unearned interest income                           -            (970)
         Allowance for loan losses                 (1,911,778)     (1,774,632)
                                                 -------------   -------------

               Net Loans                          189,266,013     176,077,347

   Premises and equipment - net                     4,311,307       4,283,656
   Accrued interest receivable                      1,540,029       1,425,945
   Deferred income taxes                               84,344         560,315
   Other real estate                                  895,063       1,156,464
   Prepaid income taxes                                48,859               -
   Cash value life insurance                        3,582,659               -
   Other assets                                       799,791         808,517
                                                 -------------   -------------

               Total Assets                      $243,768,757    $241,812,989
                                                 =============   =============

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                 (Unaudited)     (Audited)
                                                September 30,   December 31,
                                                    2002           2001
                                                    ----           ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)              $ 26,579,103   $ 27,504,768
      NOW accounts                                17,022,246     20,304,603
      Money market accounts                       13,005,386     10,939,010
      Savings                                     13,446,745     11,160,289
      Time, $100,000 and over                     31,032,514     31,101,575
      Other time                                 115,056,033    115,350,866
                                                ------------   -------------

               Total Deposits                    216,142,027    216,361,111

   Accrued interest payable                          777,845      1,002,261
   Accrued income tax payable                              -         39,405
   Dividends payable                                       -        534,600
   Other liabilities                                 608,097        398,451
                                                -------------  -------------

               Total Liabilities                 217,527,969    218,335,828

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 2,961,945.196 shares as
      of 9-30-02; issued and outstanding
      2,970,003.06 shares as of 12-31-01             622,009        623,701
   Capital surplus                                 3,965,825      4,056,859
   Retained earnings                              20,903,748     18,945,412
   Unrealized security gains (losses) net
      of tax effect                                  749,206       (148,811)
                                                -------------  -------------

               Total Stockholders' Equity         26,240,788     23,477,161
                                                -------------  -------------

               Total Liabilities and
                  Stockholders' Equity          $243,768,757   $241,812,989
                                                ============   =============

Note:  The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.





See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

            Consolidated Statement of Income and Comprehensive Income

                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                       2002          2001
                                                       ----          ----
Interest Income
   Interest and fees on loans                       $11,458,408   $11,710,095
   Interest on U. S. Government obligations              30,849       371,343
   Interest on State and municipal obligations          569,573       391,449
   Interest on mortgage backed securities               633,582       135,749
   Interest on Federal funds sold                        58,919       380,198
                                                    -----------   -----------

               Total Interest Income                 12,751,331    12,988,834

Interest Expense
   Interest on deposits                               5,444,638     6,566,249
   Interest of Federal funds purchased                   10,271             -
                                                    -----------   -----------

               Total Interest Expense                 5,454,909     6,566,249
                                                    -----------   -----------

               Net Interest Income                    7,296,422     6,422,585

Provision for Loan Losses                               302,551       129,933
                                                    -----------   -----------

               Net Interest Income After Provision    6,993,871     6,292,652

Noninterest Income
   Service charges, commissions, and
      fees on deposits                                  382,398       424,286
   Other operating income                               555,898       381,810
   Dividends                                             27,995         6,314
   Gains (Losses) on sale of other assets                18,020            10
   Gains on sale of securities                            8,879         2,434
                                                    -----------   -----------

               Total Noninterest Income                 993,190       814,854

Noninterest Expense
   Salaries and wages                                 2,279,037     2,118,534
   Employee benefits                                    601,869       533,200
   Occupancy expense                                    252,423       237,462
   Furniture and equipment expense                      271,533       184,738
   Other operating expense                            1,056,430     1,120,419
                                                    -----------   -----------

               Total Noninterest Expense              4,461,292     4,194,353
                                                    -----------   -----------

               Net Income Before Taxes                3,525,769     2,913,153

Income Taxes                                          1,032,883       871,171
                                                    -----------   -----------

Net Income                                          $ 2,492,886   $ 2,041,982
                                                    ===========   ===========

Net Income per Share                                $      0.84   $      0.68
                                                    ===========   ===========

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

            Consolidated Statement of Income and Comprehensive Income

                                   (Unaudited)

                                               Three Months Ended September 30,
                                                      2002           2001
                                                      ----           ----
Interest Income
   Interest and fees on loans                      $3,872,030     $3,885,667
   Interest on U. S. Government obligations                 -         58,827
   Interest on State and municipal obligations        177,802        158,257
   Interest on mortgage backed securities             179,904         79,987
   Interest on Federal funds sold                      21,465        171,385
                                                   -----------    ----------

               Total Interest Income                4,251,201      4,354,123

Interest Expense
   Interest on deposits                             1,739,843      2,217,387
   Interest of Federal funds purchased                    947              -
                                                   -----------    ----------

               Total Interest Expense               1,740,790      2,217,387
                                                   -----------    ----------

               Net Interest Income                  2,510,411      2,136,736

Provision for Loan Losses                              24,512         34,128
                                                   -----------    ----------

               Net Interest Income After
                  Provision                         2,485,899      2,102,608

Noninterest Income
   Service charges, commissions, and
      fees on deposits                                139,814         87,971
   Other operating income                             322,301        208,319
   Dividends                                           12,000              -
   Gains (Losses) on sale of other assets                 (54)            10
                                                   -----------    ----------

               Total Noninterest Income               474,061        296,300

Noninterest Expense
   Salaries and wages                                 753,529        730,007
   Employee benefits                                  220,398        193,675
   Occupancy expense                                   87,629         77,735
   Furniture and equipment expense                     97,979         64,776
   Other operating expense                            467,339        392,471
                                                   -----------    ----------

               Total Noninterest Expense            1,626,874      1,458,664
                                                   -----------    ----------

               Net Income Before Taxes              1,333,086        940,244

Income Taxes                                          396,387        260,152
                                                   -----------    ----------

Net Income                                         $  936,699     $  680,092
                                                   ===========    ==========

Net Income Per Share                               $     0.31     $     0.22
                                                   ===========    ==========

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                       2002           2001
                                                       ----           ----

Cash Flows from Operating Activities               $ 2,935,343    $ 2,429,206

Cash Flows from Financing Activities
   Net increase (decrease) in demand deposits
      and interest-bearing transaction accounts     (4,208,022)     3,004,543
   Net increase in savings and money market
      deposits                                       4,352,832      3,772,807
   Net increase (decrease) in certificates of
      deposit                                         (363,894)    20,212,771
   Dividends paid                                   (1,067,588)    (1,077,648)
   Sale of stock                                        48,859         22,140
   Purchase of stock                                  (141,585)      (325,653)
                                                   ------------   ------------

               Net Cash Provided (Used) by
                  Financing Activities              (1,379,398)    25,608,960

Cash Flows from Investing Activities
   Purchase of securities                             (710,551)   (14,791,558)
   Sale of securities                                2,221,136        202,000
   Maturity of securities                            6,580,594     12,946,450
   Net increase in loans                           (13,325,812)    (7,194,025)
   Purchases of premises and equipment                (352,090)      (556,331)
   Sale of other real estate                           279,421         30,765
   Cash value life insurance                        (3,582,659)             -
                                                   ------------   ------------

               Net Cash (Used) by Investing
                  Activities                        (8,889,961)    (9,362,699)
                                                   ------------   ------------

(Increase) Decrease in Cash and Cash Equivalents    (7,334,016)    18,675,467

Beginning Cash and Cash Equivalents                 20,955,994      9,868,737
                                                   ------------   ------------

Ending Cash and Cash Equivalents                   $13,621,978    $28,544,204
                                                   ============   ============

Supplemental Data
   Interest paid                                   $ 5,679,325    $ 6,569,885
   Income taxes paid                                 1,121,147        906,889


See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                               Three Months Ended September 30,
                                                      2002           2001
                                                      ----           ----

Cash Flows from Operating Activities              $ 1,220,906    $   825,872

Cash Flows from Financing Activities
   Decrease in Federal funds purchased             (3,927,000)             -
   Net increase in demand deposits
      and interest-bearing transaction accounts      (818,382)     5,569,976
   Net increase in savings and money market
      deposits                                        771,887      2,333,301
   Net increase in certificates of deposit          4,498,591      4,692,775
   Dividends paid                                    (532,988)      (536,528)
   Purchase of stock                                       (4)       (59,459)
   Sale of stock                                        7,790              -
                                                  ------------   ------------

               Net Cash Provided (Used) by
                  Financing Activities                   (106)    12,000,065

Cash Flows from Investing Activities
   Purchase of securities                            (200,638)   (10,696,374)
   Sale of securities                                 150,000        202,000
   Securities paydowns and maturities               1,031,657      3,175,942
   Net increase in loans                             (351,673)      (343,729)
   Purchase of premises and equipment                 (11,028)      (333,938)
   Sale of other assets                               279,421              -
   Decrease of other real estate                            -         30,765
   Cash value life insurance                          (46,659)             -
                                                  ------------   ------------

               Net Cash Provided (Used) by
                  Investing Activities                851,080     (7,965,334)
                                                  ------------   ------------

Increase in Cash and Cash Equivalents               2,071,880      4,860,603

Beginning Cash and Cash Equivalents                11,550,098     23,683,601
                                                  ------------   ------------

Ending Cash and Cash Equivalents                  $13,621,978    $28,544,204
                                                  ============   ============

Supplemental Data
   Interest paid                                  $ 1,740,185    $ 2,193,030
   Income taxes paid                                  396,440        577,998

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 2002


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

         (j)      Earnings Per Share

                           Earnings per share were computed by using the average
                  shares outstanding for each period presented. The 2002 average shares have been adjusted to reflect the buy back of 14,000 shares of common stock by the Company and the sale of 5,550 shares of the Company's common stock through the employee stock option plan during the first nine months of 2002. The 2001 average shares have been adjusted to reflect the buy back of 34.213 shares of the Company's common stock and the sale of 3,000 shares through the dividend reinvestment program and the stock option plan. The average shares of outstanding stock for the first nine months of 2002 and 2001 were 2,959,857.501 shares and 2,986,645.513 shares, respectively.

                           As of September 30, 2002, the Company had outstanding
                  granted options to purchase 171,717 shares of Benchmark Bankshares, Inc. stock to employees and directors under two separate incentive stock plans. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

          (k) Income Taxes. The table below reflects the components of the Net Deferred Tax Asset account as of September 30, 2002:

                        Deferred Tax Assets
                           Resulting from
                              Loan loss reserves                $487,679
                              Deferred compensation              114,017
                        Deferred Tax Liabilities
                           Resulting from
                              Depreciation                      (131,398)
                              Unrealized security gains         (385,954)

                                       Net Deferred Tax Asset  $  84,344
                                                               ==========

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

                                                   Nine Month Period      Three Month Period
                                                  Ending September 30,    Ending September 30,
                                                   2002         2001         2002        2001

                  Net Income                    $2,492,886   $2,041,982   $  936,699   $680,152

                  Other Comprehensive Income -
                     Net Unrealized Holding
                     Gains (Losses) Arising
                     During Period               1,360,632      609,271      561,468    295,468
                                                ----------   ----------   ----------   --------

                  Comprehensive Income          $3,853,518   $2,651,253   $1,498,167   $975,620
                                                ==========   ==========   ==========   ========

3.        Disclosure for Benefit Plan

                   The Bank has adopted a non-tax qualified retirement plan for certain officers to supplement their retirement benefits. The plan is funded through split dollar insurance instruments that provide retirement as well as a death benefit. The plan was funded by a single payment premium of $3,536,000 in the second quarter of 2002. The premium prepayment is classified as cash value of life insurance and as such has investment risk. To ensure the safety of this investment, the insurance carriers holding the prepaid premiums are to be rated no lower than AA by Standard & Poor's. The Bank has contracted with an outside agency to administer and monitor the plan.

                             Selected Quarterly Data
                                   (Unaudited)

                                   2002         2002        2001         2001
                                  Second        First      Fourth       Third
                                  Quarter      Quarter     Quarter      Quarter

Net Interest Income              $2,528,335  $2,263,676  $2,217,110  $2,136,736

Provision for Loan Losses            92,373     185,666      67,953      34,128

Noninterest Income                  304,107     209,022     234,848     296,300

Noninterest Expense               1,530,908   1,303,510   1,405,484   1,458,664

Income Before Extraordinary Item
   and Cumulative Effect of Change
   in Accounting Principle          852,138     704,049     693,786     680,092

Net Income                          852,138     704,049     693,786     680,092

Per Share                              0.29        0.24        0.24        0.22



                                    2001        2001        2000        2000
                                   Second       First      Fourth       Third
                                   Quarter     Quarter     Quarter     Quarter

Net Interest Income              $2,142,230  $2,149,933  $2,268,551  $2,105,102

Provision for Loan Losses            33,027      62,778      17,998      55,923

Noninterest Income                  271,885     240,355     261,881     261,566

Noninterest Expense               1,394,504   1,341,185   1,343,178   1,260,402

Income Before Extraordinary Item
   and Cumulative Effect of Change
   in Accounting Principle          681,381     680,510     788,324     721,352

Net Income                          681,381     680,510     788,324     721,352

Per Share                              0.23        0.23        0.27        0.24

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following is management's discussion and analysis of certain factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

         Nine Months Ending September 30:  2002 Versus 2001

         Earnings Summary

                  Net income of $2,492,886 for the first nine months of 2002 increased $450,904 or 22.08% as compared to net income of $2,041,982 earned during the first nine months of 2001. Earnings per share of $0.84 as of September 30, 2002 increased from the September 30, 2001 level of $0.68 per share. The annualized return on average assets of 1.37% increased 10.48% while the annualized return on average equity of 13.37% increased 12.92% when comparing the results of the first nine months of 2002 with those of first nine months of 2001.

                  The increase is a result of several factors. Interest rates continue to remain at or near all-time lows, thereby reducing both the Bank's return on loans and cost of funds. Despite a year-to-date decrease of $251,687 in interest and fees received from loans, a corresponding reduction of $1,121,611 in interest paid on deposits has offset this decline.

                  Management believes that, moving forward, the profitability of the Bank should continue to remain strong. Higher loan demand, as indicated by the $13,324,842 year-to-date increase in the Bank's loan portfolio, has increased the loan-to-deposit ratio, thereby positioning the Bank to increase profitability through a higher interest rate margin. Despite low interest rates, the loan portfolio affords a greater return on investment than alternative short-term securities. As well, declining interest rates have also lowered the Bank's cost of funds. This, along with flat deposit growth during the year, provided an increase in net interest income.

                  Additionally, recent investments in technology should allow the Bank to reduce non-interest expense by either reducing or eliminating certain operating costs, while new products and services should afford an opportunity to increase noninterest income.

         Interest Income and Interest Expense

                  Total interest income of $12,751,331 for the first nine months of 2002 decreased $237,503 or 1.83% from interest income of $12,988,834 recorded during the first nine months of 2001. In reaction to market conditions, management restructured the bank's investment portfolio, whereby lower-yielding short-term investments, i.e. Federal Funds
         Sold, were moved to higher-earning loans. Despite these adjustements, interest income declined as market rates decreased across the board.

                  Total interest expense in the first nine months of 2002 decreased to a level of $5,454,909. This amounted to a decrease of $1,111,340 or 16.93% from the level reached during the first nine months of 2001. Although total deposits on September 30, 2002 were up $7,955,089, or 3.82% from the same time last year, deposits are relatively unchanged from the beginning of the year. This combination of flat deposits and low interest rates has reduced the Bank's overall cost of funds.

         Provision for Loan Losses

                  While the Company's loan loss experience ratio remains low, management continues to set aside increasing provisions to the loan loss reserve. During the first nine months of 2002, the loan loss reserve has increased by $172,618 to a level of $1,911,778 or 1.00% of outstanding loan balances. While the Bank has contributed $302,551 during the year, net charge-offs have amounted to $137,146.

                  At year end 2001, the reserve level amounted to $1,774,632 or 1.00% of outstanding loan balances, net of unearned interest.

         Nonperforming Loans

                  Non-accrual loans consist of loans accounted for on a non-accrual basis. These loans are maintained on a non-accrual status because of deterioration in the financial condition of the borrower or payment in full of principal or interest is not expected or principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and is in the process of collection.

                  As of September 30, 2002, the Bank had $640,017 in loans, representing 0.33% of the gross loan portfolio, classified as non-accrual loans.

         Noninterest Income and Noninterest Expense

                  Noninterest income of $993,190 increased $178,336 or 21.89% for the first nine months of 2002 as compared to the level of $814,854 reached during the first nine months of 2001. The increase primarily resulted from an increase in other operating income, indicating an increase in both customers served and services offered.

                  Noninterest expense of $4,461,292 increased $266,939 or 6.36% for the first nine months of 2002 as compared to the level of $4,194,353 reached during the first nine months of 2001. Additional staffing to support the bank's continued growth, combined with the higher costs of employee benefits, accounted for $228,992 of the difference, while other operating expenses accounted for the balance of the increase.

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

                  As of September 30, 2002, the Bank had $1,533,712 outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer. The maturities of these instruments are as follows:

                                2002    $  410,814
                                2003     1,111,398
                                2004        11,500

         Liquidity

                  As of September 30, 2002, $54,489,969 or 27.98% of the gross loan portfolio will mature or is subject to repricing within one year. These loans are funded in part by $31,032,514 in certificates of deposit of $100,000 or more, of which $6,511,223 will mature in one year or less.

                  Currently, the Bank has a maturity average ratio for the next twelve months of 62.03% when comparing assets and deposits.

                  At year end 2001, $50,344,000 or 28.31% of gross loans were scheduled to mature or were subject to repricing within one year and $15,482,392 in certificates of deposit were scheduled to mature during 2002.

         Capital Adequacy

                  Total stockholder equity was $26,240,788 or 10.76% of total assets as of September 30, 2002. This compared to $23,477,161 or 9.71% of total assets as of December 31, 2001.

                  Primary capital (stockholders' equity plus loan loss reserves) of $28,152,566 represents 11.54% of total assets as of September 30, 2002 as compared to $25,251,793 or 10.44% of total assets as of December 31, 2001.

                  The increase in equity position resulted from higher earnings based on increased operating income and an increase in the strength of the bond portfolio due to declining interest rates.

         Three Months Ending September 30:  2002 Versus 2001

                  The same operating policies and philosophies discussed in the nine month discussion were prevalent throughout the third quarter and the operating results were predictably similar.

         Earnings Summary

                  Net income of $936,699 for the third quarter of 2002 increased $256,607 or 37.73% as compared to the $680,092 earned during the third quarter of 2001. Earnings per share of $0.31 for the third quarter of 2002 increased $0.09 or 40.91% when compared to the corresponding period in 2001. The annualized return on average assets was 1.54% and the return on average equity was 14.65% for the third quarter of 2002. This compares to a return on average assets of 1.20% and a return on average equity of 11.63% for the same period in 2001.

                  The increased earnings reflect an increase in other operating income combined with a reduction of interest expense as a result of lower interest rates.

         Interest Income and Interest Expense

                  Total interest income of $4,251,201 for the third quarter of 2002 decreased $102,922 or 2.36% from the total interest income of $4,354,123 for the corresponding quarter in 2001. The decrease resulted from both a lower level of Federal Funds Sold during the period and declining interest rates in the market. Interest and fees on loans amounted to $3,872,030, representing a decrease of $13,637 or 0.35% from the corresponding period in 2001.

                  Interest expense for the third quarter of 2002 decreased $476,597 or 21.49% from the same period in 2001. The decrease was again attributable to a lower cost of funds due to decreasing interest rates.

         Provisions for Loan Losses

                  Gross loans increased by $351,673 during the third quarter, indicating a relatively flat loan demand. During the period, the Bank provided an additional $24,512 to the reserve through its provision for loan loss. This amounted to an increase of $3,761 net of charge-off activity.

         Loans and Deposits

                  During the third quarter of 2002, net loans grew $347,912 or 0.73% annualized. This growth resulted from the flat loan demand experienced throughout the Company's trade area caused by the current instability of the economy.

                  Deposits increased by $4,452,096 or 8.41% annualized for the three month period ending September 30, 2002. The increase in deposits resulted from the poor performance of other financial markets including the stock exchanges.

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

                         Fair Value of Financial Assets

                           Benchmark Bankshares, Inc.

                               September 30, 2002

                                                                                                                     Current
          Categories               2003          2004          2005          2006          2007       Thereafter      Value
          ----------               ----          ----          ----          ----          ----       ----------      -----

Loans
    Commercial                  $22,793,641   $         -   $         -   $         -   $         -   $        -   $ 22,793,641
    Mortgage                     30,640,926    28,417,234    23,013,439    25,172,440    35,279,094    8,629,769    121,487,148
    Simple Interest I/L          13,989,566     9,849,474     6,086,332     4,014,033     1,265,471      223,240     30,035,656

Investments
    Municipals
       Nontaxable                 3,263,200     1,250,000       165,000       650,000       760,000    8,112,800     15,115,096
       Taxable                            -       510,000             -             -             -      505,000      1,084,562
    Mortgage Backed Securities    2,597,878     2,077,786     1,675,570     1,363,542     1,092,830    1,655,316     13,244,454

                                                                                                                    Current
          Categories              2003          2004          2005          2006          2007      Thereafter       Value
          ----------              ----          ----          ----          ----          ----      ----------       -----

Certificates of Deposits
    < 182 days                  3,760,055             -             -             -             -            -      3,736,916
    182 - 364 days             12,146,452             -             -             -             -            -     12,025,698
    1 year - 2 years           44,562,588     3,219,728             -             -             -            -     46,491,935
    2 years - 3 years           7,679,831     8,360,571       994,726             -             -            -     16,159,349
    3 years - 4 years           3,606,013     3,442,468     3,662,867        28,518             -            -     10,006,982
    4 years - 5 years             816,147       843,053       690,274       588,914        13,745            -      2,692,562
    5 years                     8,995,817     8,217,184    17,987,583    11,941,434    15,899,826      257,285     54,865,642


In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at six and twelve month intervals.

                        Variable Interest Rate Disclosure

                           Benchmark Bankshares, Inc.

                               September 30, 2002


                                        Valuation of Securities           No          Valuation of Securities
                                         Given an Interest Rate        Change In       Given an Interest Rate
                                      Decrease of (x) Basis Points     Interest     Increase of (x) Basis Points
             Categories                 (200 BPS)      (100 BPS)         Rate          100 BPS         200 BPS
             ----------                 ---------      ---------         ----          -------         -------

Loans
    Commercial                        $ 22,087,285   $ 21,957,526    $ 21,829,238   $ 21,702,395   $ 21,576,973
    Mortgage                           128,681,189    125,001,425     121,487,148    118,128,868    114,917,740
    Simple Interest I/L                 31,817,875     30,609,176      30,035,656     30,035,656     29,481,399

Investments
    Municipals
       Nontaxable                       16,483,425     15,779,470      15,115,096     14,484,681     13,706,629
       Taxable                           1,168,579      1,125,679       1,084,562      1,044,863      1,007,557
    Mortgage Backed Securities          13,252,083     13,158,685      13,244,454     13,219,571     12,811,861

Certificates of Deposit
    < 182 days                           3,756,100      3,750,909       3,736,917      3,723,016      3,709,208
    182 - 364 days                      12,088,982     12,085,774      12,025,698     11,966,215     11,907,317
    1 year - 2 years                    47,478,244     46,979,933      46,491,935     46,013,933     45,545,624
    2 years - 3 years                   16,672,364     16,412,322      16,159,349     15,913,176     15,673,553
    3 years - 4 years                   10,403,415     10,201,975      10,006,982      9,818,161      9,635,251
    4 years - 5 years                    2,817,437      2,753,833       2,692,562      2,633,513      2,576,579
    5 years                             58,394,235     56,589,007      54,865,642     53,219,485     51,646,194

Only financial instruments that do not have daily price adjustment capabilities are herein presented.

Item 4  Section 302 Certification

        I, Ben L. Watson, III, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Benchmark Bankshares, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exhange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 1, 2002                  Ben L. Watson, III
                                         President and Chief Executive Officer

Item 4  Section 302 Certification

        I, Janice W. Pernell, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Benchmark Bankshares, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exhange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 1, 2002                  Janice W. Pernell
                                         Senior Vice President, Treasurer,
                                         and Assistant Secretary

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                               September 30, 2002


         Part II  Other Information

         Item 1            Legal Proceedings

                                    None

         Item 2            Changes in Securities

                                    None

         Item 3            Defaults Upon Senior Securities

                                    None

         Item 4            Submission of Matters to a Vote of Security Holders

                                    None

         Item 5            Other Information

                                    Independent Accountant's Review Report

         Item 6            Report on Form 8-K

                                    No reports on Form 8-K have been filed
                           during the quarter ended September 30, 2002.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have reviewed the accompanying 10-Q filing including the balance sheet of Benchmark Bankshares, Inc. (a corporation) as of September 30, 2002 and the related statements of income and cash flows for the nine months and three months periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Benchmark Bankshares, Inc.

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

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The additional required information included in the 10-Q filing for September 30, 2002 is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.





                                  Creedle, Jones, and Alga, P. C.
                                  Certified Public Accountants

South Hill, Virginia
November 1, 2002

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                               September 30, 2002


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  November 1, 2002                                   Ben L. Watson, III
                                                          ------------------
                                                          President and CEO






Date:  November 1, 2002                                   Janice W. Pernell
                                                          -----------------
                                                          Cashier and Treasurer

Page 24 of 24
Exhibit 1


                    STATEMENT OF CHIEF EXECUTIVE OFFICER AND
           CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


         In connection with the Form 10-Q of Benchmark Bankshares, Inc. for the quarter ended September 30, 2002, we, Ben L. Watson, III, President and Chief Executive Officer of Benchmark Bankshares, Inc., and Janice W. Pernell, Senior Vice President, Treasurer, and Assistant Secretary of Benchmark Bankshares, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to our knowledge:

         (a) such Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (b) the information contained in such Form 10-Q for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Benchmark Bankshares, Inc. as of, and for, the periods presented in such Form 10-Q.



By:      Ben L. Watson, III                             Date:  November 1, 2002
         President and Chief Executive Officer



By:      Janice W. Pernell                              Date:  November 1, 2002
         Senior Vice President, Treasurer,
         and Assistant Secretary