Form 10-Q/A
period 2002-09-30
BENCHMARK BANKSHARES INC
filed 2002-11-15
CIK 804563

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

         (f) Allowance for Loan Losses. The allowance for loan losses is increased by provisions charged to expense and decreased by loan losses net of recoveries. The provision for loan losses is based on the Bank's loan loss experience and management's detailed review of the loan portfolio which considers economic conditions, prior loan loss experience, and other factors affecting the collectivity of loans. Accrual of interest is discontinued on loans pursuant to Federal Guidelines in regards to past due 90 days or more when collateral is inadequate to cover principal and interest or, immediately, if management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection is doubtful.

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

         (j)      Earnings Per Share

                           Earnings per share were computed by using the average
                  shares outstanding for each period presented. The 2002 average shares have been adjusted to reflect the buy back of 14,007.864 shares of common stock by the Company and the sale of 5,950 shares of the Company's common stock through the employee stock option plan during the first nine months of 2002. The 2001 average shares have been adjusted to reflect the buy back of 39,216.441 shares of the Company's common stock and the sale of 3,000 shares through the dividend reinvestment program and the stock option plan. The average shares of outstanding stock for the first nine months of 2002 and 2001 were 2,959,857.501 shares and 2,986,645.513 shares, respectively.

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

         Nonperforming Loans

                  Such loans are maintained on a non-accrual basis. These loans are maintained on a non-accrual status because of deterioration in the financial condition of the borrower or payment in full of principal or interest is not expected or principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and is in the process of collection.

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

Table 1
                         Fair Value of Financial Assets

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

Table 2
                        Variable Interest Rate Disclosure

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