Form 10-K
period 2002-12-31
BENCHMARK BANKSHARES INC
filed 2003-03-25
CIK 804563

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002.

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

Registrant's telephone number, including area code (434)676-8444.

Securities registered pursuant to Section 12(b) of the Act:  None

    Title of each class               Name of each exchange on which registered
    -------------------               -----------------------------------------

----------------------------                  -----------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, Par Value $0.21 a share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [ ] No

The number of shares outstanding of the registrant's common stock, $0.21 par value was 2,959,718.059 at March 1, 2003.

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

         At December 31, 2002, the Company and its subsidiary employed 92 full-time and 11 part-time persons.

Benchmark Community Bank

         The Bank opened for business on September 8, 1971 under its original name of The Lunenburg County Bank. It started business in temporary quarters and in 1974 moved to its present location at 100 South Broad Street, Kenbridge, Virginia 23944.

         Also in 1974, the Bank opened its first full-service branch in the Town of Victoria, Virginia. Today, the Bank has nine full-service banking offices in the Towns of Kenbridge and Victoria in Lunenburg County, the Town of Farmville (two offices) in Prince Edward County, the Town of Crewe in Nottoway County, the Towns of South Hill, Clarksville, and Chase City in Mecklenburg County, and the Town of Lawrenceville in Brunswick County. The Bank is also in the process of establishing a new branch location in the Town of Blackstone in Nottoway County. All offices are located in the State of Virginia.

         The Bank offers a wide range of banking and related financial services to individuals and small to medium ranged businesses. The services offered are in the form of checking, savings accounts, NOW and money market accounts, certificates of deposit, business loans, personal loans, mortgage loans, and other consumer oriented financial services including IRAs, safe deposit, drive-up, night deposit, internet banking, and automatic-teller machines at each office. The Bank does not offer any trust services.

Competition

         The Bank encounters strong competition for its banking services within its primary market area. There are eight commercial banks actively engaged in business in the market area, including five major statewide banking organizations. The Bank is the only community bank actively engaged in business in Lunenburg and Brunswick Counties, and one of two such banks in the Town of Farmville, Prince Edward County, and one of three such banks in Mecklenburg County. Finance companies, mortgage companies, credit unions, and savings banks also compete with the Bank for loans and deposits. In addition, the Bank must compete for deposits with money market mutual funds that are marketed nationally.

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

Restrictions

Investments

         As required by the Virginia Security for Public Deposits Act, the Bank has pledged $8,869,362 at cost of its investment portfolio to safeguard State and local municipalities' deposits as of December 31, 2002.

         By virtue of the Bank holding deposits for the Federal government, it is subject to Section 31CFR202 of the Code of Federal Regulation, which requires, in part, the collateralization of Federal deposits. As of December 31, 2002, the Bank had $124,651 pledged for Federal deposits.

         The Bank is required by Section 19 of the Federal Reserve Act to maintain a certain level of reserves consisting of cash and other liquid assets in proportion to types of deposit accounts held. At year end 2002, the Bank's vault cash met the statutory requirement so designated by the Act.

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

Executive Officers

         For information concerning the Executive Officers of the Company, refer to Part III, Item 10, found on pages 64 and 65 of this report.

ITEM 2    PROPERTIES

         The main office of the Bank, which is owned by the Bank, consists of three contiguous buildings. The combined office is a two-story building of masonry construction and contains approximately 6,200 square feet of space on the first floor, all of which is used for a full-service banking operation, including four teller windows, loan offices, an automatic-teller machine, and customer service for Kenbridge. The bookkeeping and computer operations for the entire bank are located on the second floor of the office, which has 3,200 square feet of floor space. Administrative offices for the entire Bank are also located in this building. Additionally, there is an adjacent, but separate, three-lane drive-up facility located just behind the office.

         The Victoria branch office, also owned by the Bank, was constructed in 1982 and contains approximately 2,500 square feet of floor space. It houses four teller windows, has a drive-up unit, which serves two lanes of traffic, and an automatic-teller machine.

         The Farmville branch office, which opened in June of 1989, contains approximately 1,650 square feet of floor space and is a leased facility. The Bank signed a new lease effective October 15, 1998. The lease has a five year original term with five additional options to renew for additional twelve month terms. The current monthly lease amount as of December 31, 2002 was $1,150. The office contains three teller windows. Currently, the office has no drive-up unit. The Bank added a third office to the Branch in 1998.

         The South Hill office, which opened for business in September, 1989, is also housed in a leased facility. During 2000, the Bank renegotiated its lease to extend the agreement to June 30, 2005. The lease provides for renewal options of twelve month periods for an additional five years. The current monthly lease amount as of December 31, 2002 was $1,850. This amount can be renegotiated in August of 2003. This office contains approximately 2,900 square feet of floor space and operates four teller windows, a drive-up unit, which serves two lanes of traffic, and an automatic-teller machine.

         In 1993, the Bank opened a second office in the Town of Farmville on South Main Street at Milnwood Road. The office is a two story structure of modern design. The first floor contains 3,967 square feet and provides space for the operation of three loan offices, four teller windows, a large customer lobby and new accounts area, a three-lane drive-up unit, and an automatic-teller machine. The branch office's second floor has 2,240 square feet of space available for future expansion.

         On May 31, 1996, the Bank opened a full-service branch in Crewe. The office is a one story brick structure. The office contains 2,600 square feet of floor space, which provides for an open lobby with three teller windows, two loan offices, and a new accounts area. The office has a three-lane drive-up unit with an automatic-teller machine.

         During 1999, the Bank opened three offices, one each in the Towns of Chase City, Clarksville, and Lawrenceville.

         In Chase City, the Bank has remodeled a former banking office of a state-wide financial institution facility and opened a full-service office in January of 2001. The branch building consists of 2,142 square feet and contains a lobby, teller windows, a two-lane drive-up unit, and automatic-teller machine. The facility is constructed of brick and is situated in a shopping center on the east side of town.

         During 2001, the Bank opened a full-service banking facility on Highway 15 South in Clarksville. The branch building consists of 1,680 square feet and contains a lobby, teller windows, three offices, a two-lane drive-up and automatic-teller unit. The facility is a modular unit.

         During 1999, the Bank began operating a full-service bank in a temporary location in Lawrenceville. In 2000, the Bank moved to a permanent banking facility which is a one-story brick building. The facility contains 2,021 square feet on the ground level which houses a lobby, teller stations, a two-lane drive-up unit, and an automatic-teller machine. There is also a full basement which is currently being utilized for storage.

         As of December 31, 2002, the Bank had begun negotiations to acquire three adjoining lots in Blackstone, Virginia upon which a new facility, similar in size and structure to the Bank's facility in Crewe, would be constructed. Plans are to lease an adjacent lot and begin operating out of a leased, temporary facility during the construction of the new branch building.

         A lease for the temporary Bank facility was entered into on December 9, 2002 and has a monthly payment of $775 for a term of no less than 12 months. The lease for the vacant lot was entered into on December 11, 2002 and has a monthly payment of $600. This lease terminates on January 2, 2004.

         The construction period is anticipated to last 12 months, after which time the Bank would move its banking operations in Blackstone from the temporary facility into the new building.

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

         The following table sets forth information concerning the closing market price of the stock since its initial listing:

                              Closing Price
                             of Common Stock

         2002

First Quarter                      $10.60
Second Quarter                      13.00
Third Quarter                       12.00
Fourth Quarter                      12.60

          2001

First Quarter                      $ 9.25
Second Quarter                      10.00
Third Quarter                       10.00
Fourth Quarter                      10.00

          2000

First Quarter                      $ 9.00
Second Quarter                       8.88
Third Quarter                        9.75
Fourth Quarter                       9.25

         1999

First Quarter                      $12.50
Second Quarter                      12.75
Third Quarter                       12.00
Fourth Quarter                      10.75

         1998

First Quarter                      $19.00
Second Quarter                      19.00
Third Quarter                       15.50
Fourth Quarter                      13.75



         During 2002, the Company declared an $0.18 per share semi-annual dividend in June and $0.20 per share semi-annual dividend in December. The semi-annual dividends declared in 2001 amounted to $0.18 per share in June and $0.18 per share in December.

         As of December 31, 2002, there were 950 stock certificates issued to holders of record.

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

         As of December 31, 2002, there has been no issuance of preferred stock as authorized in the Articles of Incorporation.

ITEM 6      SELECTED FINANCIAL DATA
                                           Years Ended December 31,
                                 2002      2001      2000      1999      1998
                                 ----      ----      ----      ----      ----
                             (In thousands of dollars, except per share amounts)

Interest income                $ 17,047  $ 17,401  $ 16,422  $ 15,126  $ 14,328
Interest expense                  7,200     8,755     8,002     7,376     7,006
                               --------  --------  --------  --------  --------
Net interest income               9,847     8,646     8,420     7,750     7,322
Provision for loan losses           419       198       201       606       357
Other operating revenue           1,395     1,044     1,006       742       647
Other operating expense           6,085     5,600     5,069     4,317     3,825
                               --------  --------  --------  --------  --------

Income Before Income Taxes        4,738     3,892     4,156     3,569     3,787

Income Taxes                      1,340     1,156     1,311     1,057     1,143
                               --------  --------  --------  --------  --------

Net Income                        3,398     2,736     2,845     2,512     2,644

Per Share Data (1)
   Net income                      1.15      0.92      0.95      0.83      0.89
   Cash dividends declared         0.38      0.36      0.34      0.32      0.31

Balance Sheet Amounts
   (at end of period)
      Total assets              265,058   241,813   205,253   193,324   185,381
      Total loans (2)           198,256   176,077   163,038   150,675   133,033
      Total deposits            236,544   216,361   181,197   164,741   164,892
      Total equity               26,546    23,477    22,185    20,048    19,015

Book value per share
(at end of period)                 8.96      7.90      7.38      6.65      6.34

Selected Financial Ratios
(as a percentage)
 Net income to average equity     15.45     13.61     14.89     13.30     15.65
 Net income to average assets      1.39      1.23      1.42      1.31      1.53
 Loans to deposits (3)            83.81     82.20     90.90     92.39     81.62
 Primary capital to total
   assets (at end of
   period) (4)                    10.28     10.30     11.46     10.65     10.95
 Net interest yield (5)            4.37      4.12      4.50      4.33      4.54
 Allowance for loan losses
   to loans (at end of
   period) (6)                     1.00      1.00      1.01      1.00      1.16
 Nonperforming loans to loans
   (at end of period) (7)          0.05      0.70      0.92      1.04      1.05
 Net charge offs to average
   loans (3)                       0.11      0.05      0.04      0.45      0.15

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

Overview

         The Company continued to grow through its subsidiary, Benchmark Community Bank, as the Bank experienced steady growth in both loans and deposits. As a result of record low interest rates, the Bank's overall cost of deposits declined during the year, thus reducing interest expense which lead to increased profitability. Loan growth, led by the Bank's Clarksville branch, outpaced the growth of deposits, increasing the Bank's loan to deposit ratio. As a result, earnings were enhanced through this increased utilization of resources into high-yielding loans, as opposed to being placed in Federal funds or investment securities. The decrease in the cost of deposits, coupled with increased loan demand, served to increase net income to a record level in 2002, surpassing the $3,000,000 mark for the first time in the Bank's history.

         Management continues to focus on growth by researching ways to improve existing services, by implementing new services such as internet banking, and by looking for additional expansion opportunities throughout Southside Virginia. With this in mind, the Bank has made plans to establish a new branch location in Blackstone, Virginia during the first quarter of 2003, increasing the total number of office locations to ten.

A Comparison of 2002 Versus 2001

Results of Operations and Financial Conditions

         Net income of $3,398,040 in 2002 was an increase of $662,272 or 24.21% from net income of $2,735,768 in 2001. Earnings per share of $1.15 in 2002 increased $0.23 or 25.00% from earnings per share of $0.92 in 2001.

         Growth in loans, with a corresponding but lesser growth in deposits, resulted in an increase in the loan to deposit ratio to 83.81% from 82.20% for the previous year. Gross loans grew $20,402,716 or 11.47% while deposits increased $20,183,329 or 9.33% during the year.

         In 2002, the Bank achieved a return on average assets of 1.39% as compared to a 1.23% return on average assets in 2001. Increased loan demand, which provided a higher yielding alternative for incoming funds than short-term investments, combined with a lower cost of funds due to declining interest rates, accounted for the higher rate of return.

         Return on equity of 15.45% for the year ended 2002 reflected an increase over the 2001 level of 13.61%. The higher rate of return resulted from an increase in earnings due to the continued decline in interest rates, which lowered the Bank's cost of funds, along with an increase in noninterest income that served to offset a decline in interest income.

Net Interest Income

         Net interest income of $9,846,151 in 2002 reflected an increase of $1,200,142 or 13.88% over net interest income of $8,646,009 in 2001.

         Total interest income of $17,046,551 in 2002 was down $354,515 or 2.04% from total interest income of $17,401,066 in 2001. Total interest expense of $7,200,400 in 2002 reflected a decrease of $1,554,657 or 17.76% from total interest expense of $8,755,057 in 2001.

         The increase in net interest income resulted from a continued decline in interest rates, which, despite the negative impact on interest received from loans, served to reduce the Bank's cost of funds. (Refer to Table D, "Analysis of Changes in Net Interest Income," for an analysis of the impact of volume and rate.)

         Although market rates declined in 2002, the Bank experienced a higher interest margin. The cost of deposits dropped 126 basis points while the decline in interest income rates amounted to 80 basis points, resulting in an interest rate spread of 3.77% in 2002 versus an interest rate spread of 3.31% in 2001. (Refer to Table C, "Interest Rates Earned and Paid," for further analysis of interest rate activity.)

Loans

         The Bank utilizes the following types of loans in servicing the trade area:

                Commercial (Time and Demand)            11.03%
                Consumer (Installment)                  15.08%
                Real Estate (Construction)               0.82%
                Real Estate (Mortgage)                  73.07%

         These types of loans have traditionally provided the Bank with a steady source of quality interest-earning assets. The maturities of these loans range from commercial loans and real estate construction loans maturing in less than one year to installment and real estate credits that may exceed five years. With the exception of home equity loans, which are short-term in nature, mortgage loans, which represent 73.07% of the portfolio, are typically fifteen to twenty year payback loans with three to five year balloon options. By setting maturities of loans for a short-term, the Bank can effectively manage its asset/liability mix, as most deposit accounts mature in one year or less.

Allowance for Loan Losses

         The 2002 year ending level of the allowance for loan losses amounted to $1,982,559. This amount represented an increase of $207,927 or 11.72% over the 2001 level of $1,774,632. Loans collateralized by real estate represented a majority of the loans. By obtaining a high degree of collateral, the Bank has avoided a portion of credit risk; however, the Bank constantly monitors its loan portfolio for credit weaknesses. As of the year end 2002, the Bank's allowance for loan losses represented 1.00% of gross loans.

         The Bank incurred net charge offs for loan losses for the year of $210,655. As a result of the increased level of net charge offs, the current year provision was $220,696 higher when compared to the prior year. The year 2002 level represented a 111.53% increase over the amount expended in 2001.

Noninterest Income and Noninterest Expense

         Total noninterest income, i.e., fees charged for customer services, for 2002 was $1,395,329. This represents an increase of $351,941 or 33.73% over the 2001 level of $1,043,388. Gains were experienced in service charges on deposit accounts and other operating income as the Bank increased its customer base due to the continued growth of the Bank's branches.

         Total noninterest expense in 2002 of $6,084,979 reflects an increase of $485,142 or 8.66% over the 2001 level of $5,599,837. The increase resulted from normal increases in operating expenses, salaries, and employee benefits.

Premises and Equipment

         The Bank's premises and equipment increased $447,021 during the year.

              Increase in Capitalized Premises and Equipment


                                                         Equipment,
                                         Leasehold     Furniture, and
   Office/Area      Land     Building   Improvements      Fixtures

Kenbridge         $51,500    $     -      $     -         $ 57,333
Victoria                -          -            -           45,507
Farmville #1            -          -            -           43,102
South Hill              -          -            -           55,834
Farmville #2            -          -            -           50,237
Crewe                   -          -            -           18,934
Lawrenceville           -     28,921            -           26,287
Clarksville             -     27,162            -           17,776
Chase City              -          -            -           24,429
                  -------    -------      -------         --------

    Total         $51,500    $56,083      $     -         $339,439
                  =======    =======      =======         ========

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

         For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains and losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The impact of this unrealized gain on securities positively impacted stockholders' equity in the amount of $701,647, therefore, affecting the book value of the Company's stock. The book value per share of the stock inclusive of the FAS 115 adjustment was $8.96, while the book value per share is $8.72 when reported exclusive of the FAS 115 impact.

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

         As of December 31, 2002, the Bank had $1,152,056 in outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

         At current year end, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, construction loans, and unfunded business loans. The total amount of these commitments amounted to $37,149,451.

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

Liquidity

         The Bank's funding requirements are supplied by a wide range of traditional banking sources, including various types of demand, money market, savings, certificates of deposit, and Federal funds purchased. Large certificates of deposit of $100,000 or more increased by $6,228,093 or 20.03% in 2002. These deposits currently represent 15.78% of the total deposit base. The Bank feels that the large certificates are more of a function of customer service than a competitive bid situation. The amount of these certificates of deposit maturing during 2003 is $9,936,497, while $15,810,498 matures between one and five years.

         A GAP analysis is presented in Table L. This analysis reflects the difference between maturing and repricing of interest-earning assets and interest-bearing liabilities. A positive gap indicates more assets are maturing than liabilities. Conversely, a negative gap indicates more liabilities mature than assets during a given period. Assets classified as immediately maturing are those assets which can be repriced or converted to cash immediately upon demand. Liabilities classified as immediately maturing are those which can be withdrawn on demand except that the Bank has assigned a 90% retention rate on core savings, money market, and checking deposits. The GAP analysis shows a net positive gap of $11,894 when immediately maturing interest-bearing liabilities are deducted from immediately maturing interest-earning assets. The cumulative gap changes to a negative gap of $15,298 when comparing assets and liabilities maturing up to one year; however, the cumulative gap shifts to a positive position of $32,546 for the "over five years" period. The deficit gap results from the customer preference for short-term liquidity in the current period of fluctuating rates, which affects not only deposits but also callable investments.

         The nature of the large gap deficit is an industry-wide situation that is typical of the banking industry where a bulk of the assets is financed by short-term deposits. To further compound the situation, Bank customers have shown a preference for longer terms on loans versus deposits as financial rates have continued to decline.

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

         The GAP model does not consider the impact of core deposit loyalty. Management feels that these core deposits along with the highly marketable securities available will provide sufficient reserves to fund any short-term loss of deposits. As mentioned previously, management has factored in anticipated retention levels for core deposits.

Capital Resources and Adequacy

         In the past, the Company has blended internally generated retained earnings with capital stock sales to maintain a strong capital position necessary to support future growth.

         The Company began a capital buyback program during 1999. Through this program, the Company has repurchased 14,000 shares of stock amounting to $141,500 during the year of 2002. The Company continued to experience strong earnings through the operation of the Bank. Through earnings, the Company generated an additional $2,270,446 in capital. This activity, plus the sale of $89,450 common stock through the stock option plan, raised year end capital exclusive of unrealized security gains net of tax effect to a level of $25,844,260 or a 9.39% increase over the 2001 year ending level of $23,625,972.

         The primary capital to total assets ratio stands at 10.28% as of December 31, 2002. This amount is well above current industry standards. Refer to Item 14(d)(5) for additional capital ratio analysis. Due to the increase in earnings, subsequent earnings retention, and sale of common stock, the Company's capital position was strengthened and, as a result, the Company remains well capitalized for the banking industry even after initiating a stock buyback program.

         Pursuant to regulations of the Federal Reserve Board, the Company is required to maintain certain minimum levels of capital in its bank subsidiary. At December 31, 2002, the Bank maintained the following capital ratios:

         Total Risk-Based Capital Ratio                  11.46%
         Tier I Risk-Based Capital Ratio                 10.54%
         Tier I Leverage Ratio                            8.87%

         These ratios exceed the minimum ratios required by regulatory authorities for the Bank to be considered well capitalized.

Inflationary Factors

         The Bank's earnings are greatly impacted by inflation and the actions of the Federal Reserve Board. The year 2002 was a period of falling interest rates as the Federal Reserve attempted to stimulate the economy by lowering the Federal discount window rate and the targeted Federal funds rate. The interest spread margin for the year was 3.77% versus a 3.31% margin spread for 2001. Refer to Table C.

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

         At year end 2002, the loan-to-deposit ratio had risen as the rate of loan growth exceeded inflow of deposits.

Looking Forward

         The Bank has experienced tremendous success in its operation, particularly since 1989 when it moved into two new market areas and raised additional capital. The capital provided a solid foundation upon which to grow by affording the Bank a degree of aggressiveness in operation during a favorable economic climate for banks and banking services. This aggressiveness took the form of expansion and competitive pricing of services. Management plans to utilize this capital in a way that will increase market share without sacrificing quality of service to its customers.

         The Bank experienced significant growth during the last decade. By expanding the trade area into neighboring counties and towns, the Bank has been able to attract quality loans and deposits at profitable levels. As management looks to the future, it feels that the trade area provides future growth potential as the Bank offers new financial services. The new data processing system acquired during 1998 has the capability to expand the Bank's services beyond the traditional services offered, thus providing a solid technological platform upon which to grow.

         During 2002, the Bank also completed the installation of a wide area computer network, linking all of its offices, and introduced internet banking for its customers. Additionally, the implementation of a check imaging system, along with new lending and deposit documentation software, will allow the Bank to realize operational efficiencies moving forward. The Bank has also implemented a technology plan to allow for the periodic review of emerging technologies that may provide additional opportunities for improved service and cost efficiency.

A Comparison of 2001 Versus 2000

Results of Operations and Financial Conditions

         Net income of $2,735,768 in 2001 resulted in a decrease of $109,293 or 3.84% from net income of $2,845,061 in 2000. Earnings per share of $0.92 in 2001 decreased $0.03 or 3.16% from earnings per share of $0.95 in 2000.

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

Page 21 of 87
TABLE A.  COMPARATIVE SUMMARY OF EARNINGS
                                            Years Ending December 31,
                                        2002           2001           2000
                                (In thousands of dollars, except per share data)

Interest Income
  Interest and fees on loans        $      15,383  $      15,611  $      14,557
  Interest on investment securities
    U. S. Government agencies
      and mortgage backed securities          806            721            980
    State and political subdivisions          746            579            451
    Other securities                            -             10             24
    Interest on Federal funds sold            112            481            410
                                    -------------  -------------  -------------

          Total Interest Income            17,047         17,402         16,422

Interest Expense
  Interest-bearing checking deposits          430            626            768
  Savings deposits                            183            250            287
  Time deposits                             6,577          7,879          6,892
  Federal funds purchased                      10              -             54
  Other                                         -              -              1
                                    -------------  -------------  -------------

          Total Interest Expense            7,200          8,755          8,002
                                    -------------  -------------  -------------

Net Interest Income                         9,847          8,647          8,420

Provision for Loan Losses                     419            198            201
                                    -------------  -------------  -------------

          Net Interest Income
            After Provision for
            Loan Losses                     9,428          8,449          8,219

Noninterest Income
  Service charges on deposit accounts         641            555            509
  Other operating income                      646            482            456
  Net investment securities gains
     (losses)                                   9              2             (3)
  Gain (Loss) on sale of other assets          58              4             45
  Dividends                                    41              -              -
                                    -------------  -------------  -------------

          Total Noninterest Income          1,395          1,043          1,007

Noninterest Expense
  Salaries                                  3,085          2,837          2,661
  Employee benefits                           866            652            600
  Occupancy expense                           338            327            297
  Other operating expense                   1,796          1,784          1,512
                                    -------------  -------------  -------------

          Total Noninterest Expense         6,085          5,600          5,070
                                    -------------  -------------  -------------
Net Income Before Taxes                     4,738          3,892          4,156
Provision for Income Tax                    1,340          1,155          1,311
                                    -------------  -------------  -------------
          Net Income                $       3,398  $       2,737  $       2,845
                                    =============  =============  =============
Per Share - Based on Weighted Average
   Net income                       $        1.15           0.92           0.95
   Average shares outstanding       2,967,443.297  2,970,003.060  3,008,522.578

TABLE B.  AVERAGE BALANCE SHEETS

                            (In thousands of dollars)

                                          Years Ended December 31,
                                  2002              2001              2000
                                  ----              ----              ----

                            Amount     %      Amount     %      Amount     %

Assets
  Cash and due from banks  $  8,652    3.55  $  6,491    2.92  $  5,480    2.74
  Investment securities      31,843   13.05    24,282   10.94    24,529   12.28
  Federal funds sold          7,543    3.09    14,225    6.41     6,351    3.18
  Loans (net)               186,078   76.28   169,434   76.31   156,089   78.13
  Bank premises and
     equipment                4,319    1.77     3,981    1.79     3,673    1.84
  Accrued interest            1,395    0.57     1,599    0.72     1,578    0.79
  Cash value life insurance   1,972    0.81         -       -         -       -
  Other assets                2,150    0.88     2,014    0.91     2,072    1.04
                           --------  ------  --------  ------  --------  ------

                           $243,952  100.00  $222,026  100.00  $199,772  100.00
                           ========  ======  ========  ======  ========  ======

Liabilities and Stockholders' Equity
  Deposits
    Demand                 $ 47,728   19.57  $ 44,599   20.09  $ 41,582   20.81
    Savings and MMA          26,613   10.91    19,859    8.94    17,591    8.81
    Time                    145,881   59.80   136,054   61.28   119,671   59.90
  Federal funds purchased       427    0.18         -       -       867    0.43
  Accrued interest              767    0.31       929    0.42       810    0.41
  Other liabilities             546    0.22       485    0.22       150    0.08
  Stockholders' equity       21,990    9.01    20,100    9.05    19,101    9.56
                           --------  ------  --------  ------  --------  ------

                           $243,952  100.00  $222,026  100.00  $199,772  100.00
                           ========  ======  ========  ======  ========  ======

TABLE C.  INTEREST RATES EARNED AND PAID (In thousands of dollars)

                                                  2002                         2001                        2000
                                                  ----                         ----                        ----
                                        Average            Yield/    Average            Yield/   Average            Yield/
Description                             Balance  Interest   Rate     Balance  Interest   Rate    Balance  Interest   Rate
-----------                             -------  --------   ----     -------  --------   ----    -------  --------   ----

Interest-Earning Assets
   Investment securities               $ 31,843  $ 1,552    4.87%   $ 24,282  $ 1,309    5.39%  $ 24,529  $ 1,455    5.93%
   Federal funds sold                     7,543      112    1.48%     14,225      481    3.38%     6,351      410    6.46%
   Loans (1) (2)                        187,950   15,383    8.18%    171,145   15,611    9.12%   157,671   14,557    9.23%
                                       --------  -------            --------  -------           --------  -------

                                       $227,336   17,047    7.50%   $209,652   17,401    8.30%  $188,551   16,422    8.71%
                                       ========                     ========                    ========

Interest-Bearing Liabilities
   Deposits                            $192,655    7,190    3.73%   $175,291    8,755    4.99%  $157,028    7,948    5.06%
   Federal funds purchased                  427       10    2.34%          -        -    0.00%       867       54    6.23%
                                       --------  -------    -----   --------  -------    -----  --------  -------    -----

          Total Interest-Bearing
             Liabilities               $193,082    7,200    3.73%   $175,291    8,755    4.99%  $157,895    8,002    5.07%
                                       ========  -------            ========  -------           ========  -------

Net interest income/yield (3) (4)                $ 9,847                      $ 8,646                     $ 8,420
                                                 =======                      =======                     =======

Interest spread (5)                                         3.77%                        3.31%                       3.64%




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

TABLE D.  ANALYSIS OF CHANGE IN NET INTEREST INCOME (In thousands of dollars)

                                              Year 2002 over 2001               Year 2001 over 2000
                                        Increase (Decrease)    Total      Increase (Decrease)    Total
                                         Due to Change In:    Increase     Due to Change In:    Increase
                                         Volume     Rate     (Decrease)    Volume    Rate      (Decrease)

Increase (Decrease) in
   Investment securities                $   369   $ (126)      $  243      $   50   $(197)       $ (147)
   Federal funds sold                      (226)    (143)        (369)        510    (438)           72
   Loans                                    157     (385)        (228)      1,240    (186)        1,054
                                        --------  -------      -------     -------  ------       -------

          Total                             300     (654)        (354)      1,800    (821)          979

Interest Expense
   Deposit accounts                       1,343   (2,908)      (1,565)      1,108    (301)          807
   Federal funds purchased                   10        -           10         (54)      -           (54)
                                        --------  -------      -------     -------  ------       -------

          Total                           1,353   (2,908)      (1,555)      1,054    (301)          753
                                        --------  -------      -------     -------  ------       -------
Increase (Decrease) in
   Net Interest Income                  $(1,053)  $2,254       $1,201      $  746   $(520)       $  226
                                        ========  =======      =======     =======  ======       =======


                                              Year 2000 over 1999
                                        Increase (Decrease)    Total
                                         Due to Change In:    Increase
                                         Volume     Rate     (Decrease)
Increase (Decrease) in
   Investment securities                $  (185)  $   87       $  (98)
   Federal funds sold                       (78)     124           46
   Loans                                  1,298       50        1,348
                                        --------  -------      -------

          Total                           1,035      261        1,296

Interest Expense
   Deposit accounts                         242      370          612
   Federal funds purchased                    3       10           13
                                        --------  -------      -------

          Total                             245      380          625
                                        --------  -------      -------

Increase (Decrease) in
   Net Interest Income                  $   790   $ (119)      $  671
                                        ========  =======      =======

TABLE E.  INVESTMENT SECURITIES

         The carrying amount and approximate market values of investment securities are summarized below:

                                  Book      Unrealized  Unrealized     Market
                                  Value        Gains      Losses       Value

Available-for-Sale
  December 31, 2002
   Mortgage backed securities  $10,849,727  $  363,783   $      -   $11,213,510
   State and political
     subdivisions               14,858,319     699,318          -    15,557,637
   Other securities                195,490           -          -       195,490
                               -----------  ----------   --------   -----------

                               $25,903,536  $1,063,101   $      -   $26,966,637
                               ===========  ==========   ========   ===========

  December 31, 2001
   U. S. Government agencies   $   497,917  $    3,682   $      -   $   501,599
   Mortgage backed securities   17,513,927      29,082    213,314    17,329,695
   State and political
      subdivisions              17,049,625     116,902    161,826    17,004,701
   Other securities                195,490           -          -       195,490
                               -----------  ----------   --------   -----------

                               $35,256,959  $  149,666   $375,140   $35,031,485
                               ===========  ==========   ========   ===========
Held-to-Maturity
  December 31, 2002
   Mortgage backed securities  $         -  $        -   $      -   $         -
   State and political
      subdivisions                 511,809      17,497          -       529,306
                               -----------  ----------   --------   -----------

                               $   511,809  $   17,497   $      -   $   529,306
                               ===========  ==========   ========   ===========
  December 31, 2001
   U. S. Government agencies   $ 1,000,000  $      900   $      -   $ 1,000,900
   State and political
      subdivisions                 513,266       9,341          -       522,607
                               -----------  ----------   --------   -----------

                               $ 1,513,266  $   10,241   $      -   $ 1,523,507
                               ===========  ==========   ========   ===========

         The maturities of investment securities at December 31, 2002 were as follows:

                                   Book Value      Market Value

Available-for-Sale
   Due in one year or less        $ 1,265,289     $   1,281,024
   Due from one to five years       8,960,758         9,236,404
   Due from five to ten years      13,076,683        13,749,587
   After ten years                  2,405,316         2,504,132
   Other securities                   195,490           195,490

Held-to-Maturity
   Due from one to five years         511,809           529,306


         Securities having a market value of $8,994,013 and $5,736,895 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes.

         In the event of the sale of securities, the cost basis of the security, adjusted for the amortization of premium or discounts, will be used when calculating gains or losses.

         The maturity distribution, book value, and approximate tax equivalent yield (assuming a 34% Federal income tax rate) of the investment securities portfolio at December 31, 2002 is presented in the following table (in thousands of dollars):

                                                       Maturity

                                            After One but       After Five but
                        Within One Year      Within Five          Within Ten          After Ten
                        Amount  Yield(2)   Amount   Yield(2)   Amount   Yield(2)   Amount  Yield(2)

Mortgage Backed
   Securities           $    -   0.000%    $  442   5.630%     $10,408   5.450%    $    -   0.000%
State and Political
   Subdivisions              -   0.000%     2,301   6.580%       9,139   6.367%     3,930   6.577%
Other                        -   0.000%         -   0.000%           -   0.000%         -   0.000%
                      --------             ------              -------             ------
          Total(1)    $      -   0.000%    $2,743   0.000%     $19,547   0.000%    $3,930   0.000%
                      ========             ======              =======             ======



(1) Values stated at book value, exclusive of other securities, which include Federal Reserve Bank stock, Community Bankers' Bank stock, and Bankers' Title, which amount to $195,490 at year end 2002.

(2) The yield is the weighted average Federal Tax Equivalent yield on cost.

TABLE F.  LOAN PORTFOLIO

         The table below classifies gross loans by major category and percentage distribution at December 31 for 2002, 2001, and 2000:

                          2002                 2001                 2000
                     Amount       %       Amount       %       Amount        %

Commercial        $ 21,872,278  11.03  $ 19,293,070  10.85  $ 19,810,083  12.03
Installment         29,903,542  15.08    32,954,231  18.53    27,509,990  16.70
Real Estate -
   Construction      1,619,807   0.82       947,775   0.53     1,211,625   0.74
Real Estate -
   Mortgage        144,860,038  73.07   124,657,873  70.09   116,185,571  70.53


         The following table shows maturities of the major loan categories and their sensitivity to changes in investment rates at December 31, 2002 for fixed interest rate and floating interest rate loans:

                                          Due After
                                          One Year
                             One Year     but Within   Due After
                             or Less      Five Years   Five Years
                            Fixed Rate    Fixed Rate   Fixed Rate     Total

Commercial                 $19,980,563  $  1,031,196  $         -  $ 21,011,759
Installment                  2,703,565    26,381,740      765,111    29,850,416
Real Estate - Construction   1,619,807             -            -     1,619,807
Real Estate - Mortgage      28,840,350    95,020,192   14,398,859   138,259,401
                           -----------  ------------  -----------  ------------

     Total                 $53,144,285  $122,433,128  $15,163,970  $190,741,383
                           ===========  ============  ===========  ============


                                       Over One
                                       Year but
                         One Year     Within Five       Over
                         or Less        Years         Five Years
                      Floating Rate  Floating Rate  Floating Rate      Total

Commercial             $   765,105   $     95,414    $         -   $    860,519
Installment                 15,932         37,194              -         53,126
Real Estate - Mortgage   5,476,853      1,123,784              -      6,600,637
                       -----------   ------------    -----------   ------------

     Total             $ 6,257,890   $  1,256,392    $         -   $  7,514,282
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

         Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. The following table presents information concerning nonperforming loans for the periods indicated:

                                                              December 31,
                                                         2002     2001    2000
                                                         ----     ----    ----
                                                       (In thousands of dollars)

Commercial
  Nonaccrual                                            $    -   $   -   $    -
  Contractually past due 90 days or more                     -      18        6

Installment
  Nonaccrual                                                 -      74       22
  Contractually past due 90 days or more                    53       -       40

Real Estate
  Nonaccrual                                             1,048     604      393
  Contractually past due 90 days or more                    97     273      989
                                                        ------   -----   ------

                                                        $1,198   $ 969   $1,450
                                                        ======   =====   ======

Nonperforming loans to gross loans at year end           0.60%   0.54%    0.92%

Effect of nonaccrual loans on interest revenue          $    9   $  34   $   37

TABLE H.  SUMMARY OF LOAN LOSS EXPERIENCE

         Loan losses have not been a significant negative factor for the Bank. The following table presents the Bank's loan loss experience and selected loan ratios for the three years ended December 31, 2002, 2001, and 2000:

                                                   2002       2001       2000
                                                   ----       ----       ----
                                                    (In thousands of dollars)

Allowance for loan losses at beginning of year   $  1,775   $  1,668   $  1,523

Loan Charge Offs
   Commercial                                           -         (1)       (35)
   Installment                                       (192)      (242)      (181)
   Real Estate                                        (82)        (9)       (60)
                                                 ---------  ---------  ---------

               Total Charge Offs                     (274)      (252)      (276)

Recoveries of Loans Previously Charged Off
   Commercial                                           -          -        107
   Installment                                         63        118        100
   Real Estate                                          -         43         13
                                                 ---------  ---------  ---------

               Total Recoveries                        63        161        220
                                                 ---------  ---------  ---------

Net loans charged off                                (211)       (91)       (56)

Provision for loan losses                             418        198        201
                                                 ---------  ---------  ---------

Allowance for loan losses at end of year         $  1,982   $  1,775   $  1,668
                                                 =========  =========  =========

Average total loans (net of unearned income)     $187,950   $171,149   $157,671
Total loans (net of unearned income) at
   year end                                       198,255    177,852    164,706

Selected Loan Loss Ratios
   Net charge offs to average loans                 0.11%      0.05%      0.04%
   Provision for loan losses to average loans       0.22%      0.12%      0.13%
   Provision for loan losses to net
      charge offs %                               198.10%    217.58%    358.93%
   Allowance for loan losses to year end loans      1.00%      1.00%      1.01%
   Loan loss coverage(1)                           24.44X     44.95X     77.81X












(1) Income before income taxes plus provision for loan losses, divided by net charge offs.

TABLE I.  COMPOSITION OF ALLOWANCE FOR LOAN LOSSES (In thousands of dollars)

                                        2002                               2001                                2000
                                        ----                               ----                                ----
                                                 Percentage                          Percentage                         Percentage
                           Allowance  Breakdown   of Loans    Allowance  Breakdown    of Loans    Allowance  Breakdown   of Loans
                            Amount        %      Outstanding   Amount        %       Outstanding   Amount        %      Outstanding
                            ------        -      -----------   ------        -       -----------   ------        -      -----------

Commercial                  $   99       4.99       11.03          90       5.00        10.85         215      12.89       12.03
Installment                    693      34.96       15.08         990      55.00        18.53         689      41.31       16.70
Real Estate - Construction       -          -        0.82           -          -         0.53           -          -        0.74
Real Estate - Mortgage       1,190      60.05       73.07         720      40.00        70.09         764      45.80       70.53
                            ------     ------      ------      ------     ------       ------      ------     ------      ------

          Total             $1,982     100.00      100.00      $1,800     100.00       100.00      $1,668     100.00      100.00
                            ======     ======      ======      ======     ======       ======      ======     ======      ======

TABLE J.  DEPOSITS

         The breakdown on average deposits for the years indicated is as follows (in thousands of dollars):

                                     2002             2001             2000
                                     ----             ----             ----
                                Average          Average          Average
                                Balance  Rate    Balance  Rate    Balance  Rate

Noninterest-bearing demand
   deposits                    $ 27,567     -   $ 25,221     -   $ 21,816     -
Interest-bearing demand
   deposits                      20,161  0.90     19,378  1.80     19,766  2.59
Money market accounts            13,794  1.74      9,543  2.97      7,544  3.38
Savings                          12,819  1.44     10,316  2.43     10,047  2.85
Time                            145,881  4.51    136,054  5.83    119,671  5.77
                               --------         --------         --------

                               $220,222         $200,512         $178,844
                               ========         ========         ========


         Remaining maturities of time certificates of deposit of $100,000 or more at December 31, 2002 are shown below (in thousands of dollars):

                   Maturity                                  December 31, 2002

Three months or less                                              $ 4,421
Three to six months                                                 7,162
Six to twelve months                                                9,936
One to three years                                                  8,478
Three to five years                                                 7,332
                                                                  -------

                    Total                                         $37,329
                                                                  =======

TABLE K.  RETURN ON EQUITY AND ASSETS

         The following table highlights certain ratios for the three years ended December 31, 2002, 2001, and 2000 (in thousands of dollars):

                                                        2002     2001     2000
                                                        ----     ----     ----

Income before securities gains and losses to
   Average total assets                                 1.39%    1.23%    1.43%
   Average stockholders' equity                        15.45%   13.60%   14.91%

Net income to
   Average total assets                                 1.39%    1.23%    1.42%
   Average stockholders' equity                        15.45%   13.61%   14.91%

Dividend pay out ratio (dividends declared per
   share divided by net income per share)              33.04%   39.13%   35.93%

Average stockholders' equity to average total
   assets ratio                                         9.01%    9.05%    9.56%

TABLE L.
                                  GAP Analysis
                                December 31, 2002


         The following table reflects interest-rate sensitive assets and liabilities only. The following table sets forth at December 31, 2002 interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specific period (in thousands of dollars):

                                                       Scheduled Maturity or Repricing

                                       Immediately   3 Months
                                        Adjusted     or Less    3-12 Months   1-3 Years   3-5 Years   Over 5 Years    Total
                                        --------     -------    -----------   ---------   ---------   ------------    -----

Gross loans                             $    39      $23,346     $ 36,056      $43,227     $80,462       $15,049     $198,179
Investment securities (1)                     -            -            -          640       2,103        24,540       27,283
Federal funds sold                       17,255            -            -            -           -             -       17,255
                                        -------      -------     ---------     --------    --------      -------     --------

     Total Interest-Earning Assets      $17,294      $23,346     $ 36,056      $43,867     $82,565       $39,589     $242,717
                                        =======      =======     =========     ========    ========      ========    ========

Interest-Bearing Liabilities
   Interest-bearing demand deposits(2)  $ 2,326      $     -     $      -      $     -     $20,932       $     -     $ 23,258
   Money market deposits(2)               1,739            -            -            -      15,655             -       17,394
   Savings(2)                             1,335            -            -            -      12,013             -       13,348
   Time deposits                              -       20,212       66,382       41,438      28,139             -      156,171
                                        -------      -------      --------     --------    --------      -------     --------

        Total Interest-Bearing Deposits $ 5,400      $20,212     $ 66,382      $41,438     $76,739       $     -     $210,171
                                        =======      =======      ========     ========    ========      =======     ========

Difference Between Interest-Earning
   Assets and Interest-Bearing Liabilities
      Period (GAP)                      $11,894      $ 3,134     $(30,326)     $ 2,429     $ 5,826       $39,589     $ 32,546
      Cumulative (GAP)                   11,894       15,028      (15,298)     (12,869)     (7,043)       32,546
      Cumulative interest-earning
         assets to interest-bearing
         liabilities                    320.26%      158.68%        83.37%       90.36%      96.65%      115.49%

(1) Does not include $87,000 in Federal Reserve stock, $50,000 in Community Bankers' Bank stock, and $58,000 in Bankers' Title. (2) Assumes core deposits will retain 90% up to five years.

ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to Footnote 18 in the annual financial statements included in this document on page 57.


ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Financial Statements
Independent Auditor's Report

Financial Statements

     Consolidated Statements of Financial Condition - December 31, 2002 and 2001 Consolidated Statements of Income - Years Ended December 31, 2002, 2001,
        and 2000
     Consolidated Statements of Changes in Stockholders' Equity - Years
        Ended December 31, 2002 and 2001
     Consolidated Statements of Cash Flows - Years Ended December 31, 2002,
        2001, and 2000
     Notes to Consolidated Financial Statements - December 31,
        2002, 2001, and 2000

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

                          Independent Auditor's Report


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have audited the accompanying consolidated statements of financial condition of Benchmark Bankshares, Inc. (a Virginia corporation) and Subsidiary, as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Benchmark Bankshares, Inc. and Subsidiary, as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States of America.





                          Creedle, Jones, and Alga, P. C.
                          Certified Public Accountants

South Hill, Virginia
January 20, 2003

Page 39 of 87
                                                                      Exhibit A
                                                                         Page 1

                     Benchmark Bankshares, Inc.

           Consolidated Statements of Financial Condition

                     December 31, 2002 and 2001


                             A S S E T S

                                                      2002            2001
                                                      ----            ----

Cash and due from banks                           $ 13,340,576    $  8,215,994
Federal funds sold                                  17,255,000      12,740,000
Investment securities                               27,478,446      36,544,751

Loans                                              198,255,665     177,852,949
  Less
    Unearned interest income                                 -            (970)
    Allowance for loan losses                       (1,982,559)     (1,774,632)
                                                  -------------   -------------

               Net Loans                           196,273,106     176,077,347

Premises and equipment - net                         4,285,102       4,283,656
Accrued interest receivable                          1,292,070       1,425,945
Deferred income taxes                                  195,611         560,315
Other real estate                                      502,734       1,156,464
Cash value life insurance                            3,632,755               -
Other assets                                           802,744         808,517
                                                  -------------   -------------

               Total Assets                       $265,058,144    $241,812,989
                                                  =============   =============

Page 40 of 87
                                                                      Exhibit A
                                                                         Page 2

                           Benchmark Bankshares, Inc.

                 Consolidated Statements of Financial Condition

                           December 31, 2002 and 2001


                      Liabilities and Stockholders' Equity

                                                       2002           2001
                                                       ----           ----

Deposits
   Demand (noninterest-bearing)                    $ 26,372,882   $ 27,504,768
   NOW accounts                                      23,258,069     20,304,603
   Money market accounts                             17,394,138     10,939,010
   Savings                                           13,347,995     11,160,289
   Time, $100,000 and over                           37,329,668     31,101,575
   Other time                                       118,841,688    115,350,866
                                                   ------------   -------------

               Total Deposits                       236,544,440    216,361,111

Accrued interest payable                                803,167      1,002,261
Accrued income tax payable                               32,516         39,405
Dividends payable                                       593,088        534,600
Other liabilities                                       539,026        398,451
                                                   ------------   -------------

               Total Liabilities                    238,512,237    218,335,828

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 12-31-02 2,967,443.301,
      issued and outstanding 12-31-01
      2,970,003.06 shares                               623,164        623,701
   Capital surplus                                    4,005,238      4,056,859
   Retained earnings                                 21,215,858     18,945,412
   Unrealized security gains net of tax effect          701,647       (148,811)
                                                   ------------   -------------

               Total Stockholders' Equity            26,545,907     23,477,161
                                                   ------------   -------------

               Total Liabilities and
                  Stockholders' Equity             $265,058,144   $241,812,989
                                                   ============   =============










See independent auditor's report and accompanying notes to financial statements.

Page 41 of 87
                                                                      Exhibit B
                                                                         Page 1

                           Benchmark Bankshares, Inc.

                        Consolidated Statements of Income

                  Years Ended December 31, 2002, 2001, and 2000


                                            2002         2001         2000
                                            ----         ----         ----

Interest Income
   Interest and fees on loans            $15,383,312  $15,610,703  $14,556,973
   Interest on investment securities
      U. S. Government agencies and
         mortgage backed securities          806,026      720,685      980,155
      State and political subdivisions       745,723      578,611      451,320
      Other securities                             -        9,674       23,537
      Interest on Federal funds sold         111,490      481,393      409,733
                                         -----------  -----------  ------------

          Total Interest Income           17,046,551   17,401,066   16,421,718

Interest Expense
   Interest-bearing checking deposits        429,474      625,880      768,009
   Savings deposits                          183,290      250,242      286,908
   Time deposits                           6,577,285    7,878,935    6,892,050
   Federal funds purchased                    10,351            -       54,283
   Other                                           -            -          651
                                         -----------  -----------  ------------

          Total Interest Expense           7,200,400    8,755,057    8,001,901
                                         -----------  -----------  ------------

Net Interest Income                        9,846,151    8,646,009    8,419,817

Provision for Loan Losses                    418,582      197,886      201,187
                                         -----------  -----------  ------------
Net Interest Income After Provision
   for Loan Losses                         9,427,569    8,448,123    8,218,630

Other Income
   Service charges on deposit accounts       641,399      555,495      508,704
   Other operating income                    646,362      481,636      455,775
   Net investment securities gains (losses)    8,879        2,434       (3,308)
   Gain on sale of other assets               58,272        3,823       45,467
   Dividends                                  40,417            -            -
                                         -----------  -----------  ------------

          Total Other Income               1,395,329    1,043,388    1,006,638

Other Expenses
   Salaries                                3,085,290    2,837,297    2,660,892
   Employee benefits                         865,803      651,720      599,515
   Occupancy expense                         337,523      327,230      296,888
   Other operating expenses                1,796,363    1,783,590    1,511,537
                                         -----------  -----------  ------------
          Total Other Expenses             6,084,979    5,599,837    5,068,832
                                         -----------  -----------  ------------

Income Before Income Taxes                 4,737,919    3,891,674    4,156,436
Provision for Income Taxes                 1,339,879    1,155,906    1,311,375
                                         -----------  -----------  ------------
          Net Income                     $ 3,398,040  $ 2,735,768  $ 2,845,061
                                         ===========  ===========  ============

Page 42 of 87
                                                                      Exhibit B
                                                                         Page 2


                                         2002           2001           2000
                                         ----           ----           ----

Earnings Per Share of Common Stock  $        1.15  $        0.92  $        0.95
                                    =============  =============  =============

Average Shares Outstanding          2,967,443.297  2,982,679.694  3,008,522.578
                                    =============  =============  =============


















































See independent auditor's report and accompanying notes to financial statements.

Page 43 of 87
                                                                      Exhibit C


                           Benchmark Bankshares, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                     Years Ended December 31, 2002 and 2001

                                                                                              Unrealized
                                                                                              Securities
                                                      Common                    Retained        Gain
                                         Shares       Stock        Surplus      Earnings      (Loss)(1)        Total

Balance January 1, 2001              3,006,219.501   $631,307    $4,404,047    $17,281,168    $(131,331)    $22,185,191

Net Income
  Parent                                                                        2,735,768                    2,735,768
  Equity in income of subsidiary                                                        -                            -

Sale of Stock                            3,000.000       630        21,510                                      22,140
Redemption of Stock                        (16.441)       (4)         (161)                                       (165)
Stock repurchase                       (39,200.000)   (8,232)     (368,537)                                   (376,769)

Semi-Annual Cash
   Dividend Declared
      June 21, 2001, $.18 per
         share                                                                   (536,528)                    (536,528)
      December 20, 2001, $.18 per
         share                                                                   (534,600)                    (534,600)

Adjustments                                                                          (396)                        (396)

Other Comprehensive Income
  (Net of Tax)
    Unrealized Security Gains
      (Losses)                                                                                  (17,480)        (17,480)
                                     --------------  ---------   -----------   ------------   ----------    ------------

Balance December 31, 2001            2,970,003.060    623,701     4,056,859     18,945,412     (148,811)     23,477,161

Net Income
   Parent                                                                          (25,897)                     (25,897)
   Equity in income of subsidiary                                                3,423,937                    3,423,937

Sale of Stock                           11,450.000      2,405        87,045                                      89,450
Redemption of Stock                         (9.759)        (2)         (106)                                       (108)
Stock repurchase                       (14,000.000)    (2,940)     (138,560)                                   (141,500)

Semi-Annual Cash
   Dividend Declared
      June 20, 2002, $.18 per
         share                                                                    (532,988)                    (532,988)
      December 19, 2002, $.20
         per share                                                                (593,088)                    (593,088)

Adjustments                                                                         (1,518)                      (1,518)

Other Comprehensive Income
  (Net of Tax)
    Unrealized Security Gains
       (Losses)                                                                                 850,458         850,458
                                     --------------  ---------   -----------   ------------   ----------    ------------

Balance December 31, 2002            2,967,443.301   $623,164    $4,005,238    $21,215,858    $ 701,647     $26,545,907
                                     ==============  =========   ===========   ============   ==========    ============

(1) Net of tax effect.

See independent auditor's report and accompanying notes to financial statements.

Page 44 of 87
                                                                      Exhibit D
                                                                         Page 1

                           Benchmark Bankshares, Inc.

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2002, 2001, and 2000

                                           2002          2001          2000
                                           ----          ----          ----

Cash Flows from Operating Activities
   Interest received                   $16,258,101   $17,553,659   $15,400,186
   Fees and commissions received         2,610,393     1,028,469       833,005
   Interest paid                        (7,399,494)   (8,746,489)   (7,997,952)
   Cash paid to suppliers and employees (6,084,979)   (5,383,602)   (3,813,312)
   Income taxes paid                    (1,378,385)   (1,178,176)   (1,381,930)
                                       ------------  ------------  ------------

               Net Cash Provided by
                  Operating Activities   4,005,636     3,273,861     3,039,997

Cash Flows from Investing Activities
   Proceeds from sale of investment
      securities available-for-sale      4,542,862       200,719     4,958,619
   Proceeds from maturity or calls of
      investments                        6,063,889    13,435,348       105,000
   Purchase of investment securities      (509,913)  (25,667,579)   (1,235,466)
   Loans originated                    (98,624,431)  (90,687,195)  (92,018,273)
   Principal collected on loans         78,221,715    77,541,503    79,574,713
   Purchase premises and equipment        (455,579)   (1,100,702)     (795,249)
   Cash value life insurance            (3,632,755)            -             -
                                       ------------  ------------  ------------

               Net Cash (Used) by
                  Investing Activities (14,394,212)  (26,277,906)   (9,410,656)

Cash Flows from Financing Activities
   Net increase (decrease) in Federal
      funds purchased                            -             -    (7,035,000)
   Net increase in demand deposits and
      savings accounts                  10,464,414    10,468,711     5,510,983
   Payments for maturing certificates
      of deposit                       (57,686,984)  (34,598,237)  (50,604,717)
   Proceeds from sales of certificates
      of deposit                        67,405,899    59,293,820    61,550,011
   Dividends paid                       (1,067,588)   (1,078,044)     (963,489)
   Proceeds from sale of common stock       89,450        22,140        55,985
   Payments to reacquire stock            (141,608)     (376,934)     (155,410)
   Proceeds from sale of other assets      964,575       359,846       347,753
                                       ------------  ------------  ------------
               Net Cash Provided by
                  Financing Activities  20,028,158    34,091,302     8,706,116
                                       ------------  ------------  ------------
Net Increase (Decrease) in Cash and
   Cash Equivalents                      9,639,582    11,087,257     2,335,457

Cash and Cash Equivalents -
   Beginning of Year                    20,955,994     9,868,737     7,533,280
                                       ------------  ------------  ------------
Cash and Cash Equivalents -
   End of Year                         $30,595,576   $20,955,994   $ 9,868,737
                                       ============  ============  ============

Page 45 of 87
                                                                      Exhibit D
                                                                         Page 2


                                           2002          2001          2000
                                           ----          ----          ----

Reconciliation of Net Income to Net
   Cash Provided by Operating Activities
      Net income                       $ 3,398,040   $ 2,735,768   $ 2,845,061
      Adjustments to reconcile net
         income to net cash provided
         by operating activities
            Depreciation                   440,854       346,621       288,909
            Provision for probable credit
               losses and recoveries       481,711       358,977       145,091
            (Increase) Decrease in
               Interest receivable         133,875       152,593      (188,528)
               Other real estate          (249,647)     (347,956)     (140,700)
               Other assets                  5,773       (14,919)     (118,928)
               Deferred taxes exclusive
                  of unrealized security
                  gains (losses)           (72,411)      (61,675)      (58,991)
            Increase (Decrease) in
               Interest payable           (199,094)       18,102       217,195
               Taxes payable                (6,889)       27,964       (11,564)
               Other liabilities           140,575        64,643       104,611
            (Gain) Loss on sale of
               securities                   (8,879)       (2,434)        3,308
            (Gain) Loss on sale of other
               assets                      (58,272)       (3,823)      (45,467)
                                       ------------  ------------  ------------

               Net Cash Provided by
                  Operating Activities $  4,005,636  $ 3,273,861   $ 3,039,997
                                       ============= ============  ============

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds sold are purchased and sold for one day periods.

During 2002 net gains of $1,727 and during 2001 net gains of $1,855 in securities available-for-sale resulted from sales of mortgage backed securities that had experienced significant paydowns. There was no capitalized interest during the year.















See independent auditor's report and accompanying notes to financial statements.

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001, and 2000


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

                  For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains or losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The impact of this unrealized gain on securities positively impacted stockholders' equity in the amount of $701,647 as of December 31, 2002.

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

                  The table below reflects the components of the Net Deferred Tax Asset account as of December 31, 2002:

Deferred tax assets resulting from loan loss
   reserves                                                    $577,960
Deferred tax asset resulting from deferred
   compensation                                                 127,874
Deferred tax liability resulting from unrealized
   security gains                                              (361,454)
Deferred tax liabilities resulting from
   depreciation                                                (167,362)
Deferred tax asset resulting from insurance investment           18,593
                                                               ---------

               Net Deferred Tax Asset                          $195,611
                                                               =========

2.      Investment Securities

                  The carrying amount and approximate market values of investment securities are summarized below:

                                   Book      Unrealized  Unrealized    Market
                                   Value        Gains      Losses       Value

Available-for-Sale
  December 31, 2002
   Mortgage backed securities   $10,849,727  $  363,783   $      -   $11,213,510
   State and political
      subdivisions               14,858,319     699,318          -    15,557,637
   Other securities                 195,490           -          -       195,490
                                -----------  ----------   --------   -----------

                                $25,903,536  $1,063,101   $      -   $26,966,637
                                ===========  ==========   ========   ===========

  December 31, 2001
   U. S. Government agencies    $   497,917  $    3,682   $      -   $   501,599
   Mortgage backed securities    17,513,927      29,082    213,314    17,329,695
   State and political
      subdivisions               17,049,625     116,902    161,826    17,004,701
   Other securities                 195,490           -          -       195,490
                                -----------  ----------   --------   -----------

                                $35,256,959  $  149,666   $375,140   $35,031,485
                                ===========  ==========   ========   ===========
Held-to-Maturity
  December 31, 2002
   Mortgage backed securities   $         -  $        -   $      -   $         -
   State and political
      subdivisions                  511,809      17,497          -       529,306
                                -----------  ----------   --------   -----------

                                $   511,809      17,497   $          $   529,306
                                ===========  ==========   ========   ===========
  December 31, 2001
   U. S. Government agencies    $ 1,000,000  $      900   $      -   $ 1,000,900
   State and political
      subdivisions                  513,266       9,341          -       522,607
                                -----------  ----------   --------   -----------

                                $ 1,513,266  $   10,241   $      -   $ 1,523,507
                                ===========  ==========   ========   ===========

                  The maturities of investment securities at December 31, 2002 were as follows:

                                  Book Value      Market Value

Available-for-Sale
   Due in one year or less       $ 1,265,289     $   1,281,024
   Due from one to five years      8,960,758         9,236,404
   Due from five to ten years     13,076,683        13,749,587
   After ten years                 2,405,316         2,504,132
   Other securities                  195,490           195,490

Held-to-Maturity
   Due from one to five years        511,809           529,306

                  Securities having a market value of $8,994,013 and $5,736,895 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes.

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

3.      Loans

                  A summary of loans net of participation-out activity by type follows:

                                     2002              2001
                                     ----              ----

                Commercial       $ 21,872,278      $ 19,293,070
                Consumer           29,903,542        32,954,231
                Real estate       146,479,845       125,605,648
                                 ------------      ------------

                                 $198,255,665      $177,852,949

                  Demand deposit overdrafts amounting to $25,786 have been reclassified as short-term loans for reporting purposes.

4.      Allowance for Loan Losses

                An analysis of the transactions in the allowance for loan losses follows:

                                           2002          2001          2000
                                           ----          ----          ----

Balance - Beginning of Year             $1,774,632    $1,667,723    $1,522,632
Provision for loan losses                  418,582       197,886       201,187
Recoveries on loans                         63,129       161,091       219,806
Loans charged off                         (273,784)     (252,068)     (275,902)
                                        -----------   -----------   -----------

Balance - End of Year                   $1,982,559    $1,774,632    $1,667,723
                                        ===========   ===========   ===========

                  As of December 31, 2002, the Bank had no restructured loans in the portfolio. There were $98,630 in nonaccrual loans and $10,920,663 in loans identified by management as having various degrees of weakness. As of the same date in 2001, the Bank had no restructured loans, $603,508 in nonaccrual loans, and $11,288,755 in loans with weaknesses.

5.      Office Buildings, Equipment, and Leasehold Improvements

                  Major classifications of these assets are summarized as
        follows:
                                        Estimated
                                          Useful
                                      Lives (Years)      2002          2001
                                      -------------      ----          ----

Land                                                  $1,014,560    $  963,060
Buildings and improvements                 6-40        3,080,651     3,024,568
Furniture and equipment                    2-10        2,353,744     2,014,306
Leasehold improvements                     5-6            66,854        66,854
                                                      -----------   ----------
                                                       6,515,809     6,068,788
Less:  Accumulated depreciation                       (2,230,707)   (1,785,132)
                                                      -----------   -----------

                                                      $4,285,102    $4,283,656
                                                      ===========   ===========

                  The cost basis of fully depreciated assets totaled $541,113 at December 31, 2002.

6.      Other Real Estate

                As of December 31, 2002, the Bank held other real estate in the amount of $502,734. The amount represents cost related to converting collateral on nonperforming loans from the customer to the Bank. All properties are being marketed or being prepared for marketing.

7.      Time Deposits

                  The maturities of time deposits are as follows:

                                         $100,000 or        Less Than
                                           Greater          $100,000

Due in six months                        $11,582,673      $38,413,912
Due from six months to one year            9,936,497       26,661,656
Due from one year to three years           8,478,548       32,958,833
Due from three years to five years         7,331,950       20,807,287
                                         -----------     ------------

               Total                     $37,329,668     $118,841,688
                                         ===========     ============

                  Interest expense on time deposits greater than or equal to $100,000 was $1,364,468 in 2002.

8.      Federal Income Taxes

                  Federal income taxes payable, as of December 31, 2002 and 2001, were as follows:

                                          2002         2001

                Currently payable      $  32,516     $  39,405
                Deferred                (195,611)     (560,315)
                                       ----------    ----------

                                       $(163,095)    $(520,910)
                                       ==========    ==========

                  The components of applicable income taxes are as follows:

                                                  2002           2001
                                                  ----           ----

                Current                        $1,704,583     $1,094,231
                Deferred from income and
                   expense items                 (364,704)        61,675
                                               -----------    -----------

                               Total           $1,339,879     $1,155,906
                                               ===========    ===========

                  Temporary differences in the recognition of income and expenses for tax and financial reporting purposes resulted in the deferred income tax asset as follows:

                                                        2002        2001

Accelerated depreciation                             $ (47,572)   $11,654
Excess (Deficiency) of provision for loan
   losses over deduction for Federal
   income tax purposes                                  79,236     35,872
Deferred compensation                                   23,154     23,154
Cash value life insurance                               18,593          -
                                                     ----------   --------

               Total Tax Impact of Temporary
                  Differences in Recognition
                  of Income and Expenses                73,411     70,680

Tax impact of balance sheet recognition
   of unrealized security losses                      (438,115)    (9,005)
                                                     ----------   --------

               Total Change to Deferred Tax
                  for the Year                       $(364,704)   $61,675
                                                     ==========   ========

                  The reasons for the difference between income tax expense and the amount computed by applying the statutory Federal income tax rates are as follows:

                                                        2002          2001
                                                        ----          ----

Statutory rates                                          34%           34%

Income tax expense at statutory
   rates                                             $1,610,892    $1,155,906

Increase (Decrease) due to
   Tax exempt income                                   (252,770)     (184,205)
   Other                                                 52,779       245,880
                                                     -----------   -----------

                                                     $1,410,901    $1,217,581
                                                     ===========   ===========

                  Federal income tax returns are subject to examination for all years which are not barred by the statute of limitations.

9.      Commitments and Contingent Liabilities

                  At December 31, 2002 and 2001, commitments under standby letters of credit aggregated $1,152,056 and $914,814, respectively. These commitments are an integral part of the banking business and the Bank does not anticipate any losses as a result of these commitments. These commitments are not reflected in the consolidated financial statements. (See Note 13).

                  During the year ended December 31, 2002, the Bank incurred operating lease expense amounting to $36,980 in addition to $7,175 depreciated for leasehold improvements.

                  Minimum lease payments at December 31, 2002 under noncancelable real property operating lease commitments for succeeding years are:

                         2003                $33,050
                         2004                 23,900
                         2005                 14,350
                                             -------

                         Total               $71,300
                                             =======

                  The Bank has options to renew the leased properties. The additional lease expense resulting from the future exercising of these options is not included in the 2002 totals listed herein.

                  The Bank has entered into several agreements to service and maintain equipment. The only long-term commitment relates to a maintenance agreement on the elevator and internet banking equipment and service. The amount of payments can be adjusted annually based on labor cost. The terms based on current rates are as follows:

                         2003                $15,655
                         2004                 15,655
                         2005                 15,655
                         2006                 11,805
                                             --------

                         Total               $58,770
                                             ========

                  At year end, the Bank had entered into several purchase commitments amounting to $173,000. These commitments relate to the establishment of a new full- service branch banking office in Blackstone, Virginia.

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

                  During 2002, Bank payments through matching and discretionary contributions totaled $163,130 while employees' salary reduction amounted to $152,620. The cost of administration for the 401(k) plan paid in 2002 amounted to $4,948.

11.      Incentive Compensation

                  The Bank offers its employees incentive compensation and/or bonus arrangements based on the Bank's annual financial performance and other criteria such as length of service and officer classification. Incentive compensation totaled $163,974 and $90,030 for the years ended December 31, 2002 and 2001, respectively.

12.      Related Parties

         Loans

                  Loans to Directors and Executive Officers of the Bank and loans to companies in which they have a significant interest are made on substantially the same terms as those prevailing at the time for other loan customers. The balances of such loans outstanding were $7,637,532 and $5,540,819 at December 31, 2002 and 2001, respectively.
         During the year of 2002, new loans to the group totaled $3,058,727, while repayments amounted to $962,014. Certain Directors and Executive Officers have home equity loans. The net activity of these open-end credits has been reported herein.

                  As of December 31, 2002, W. J. Callis, Director, had outstanding loans in excess of 5% of stockholders' equity. The beginning balance of loans was $3,321,515 with current year activity consisting of $1,401,297 in advances and $505,633 in repayments for an ending balance of $4,217,179.

         Deposits

                  As of December 31, 2002, the Bank held deposits of Directors, Executive Officers, and their related interest amounting to $2,414,448.

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

                  As noted in Note 9 on December 31, 2002, the Bank had outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

                  As of December 31, 2002, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, construction lines, and an unfunded business loan. The total amount of these commitments amounted to $37,149,451.

                  For related information concerning contract commitments not reflected in the balance sheet refer to Note 9.

         Concentrations

                  The Bank has no concentrations of credit concerning an individual borrower or economic segment. The Bank confines its lending activities to within the state and more specifically its local geographic areas. The concentrations of credit by loan type are set forth in Note 3. Regulatory requirements limit the Bank's aggregate loans to any one borrower to a level of approximately $3,875,000.

14.      Regulatory Matters

                  Pursuant to regulations of the Federal Reserve Board, the banking operation of the Company is required to maintain certain minimum levels of capital. The Bank maintained the following capital ratios as of December 31:

                                               2002     2001
                                              Actual   Actual    Minimum
                                               Rate     Rate    Standards

Total Capital to Risk Weighted Assets         11.46%   13.10%    10.00%
                                              ======   ======    ======

Tier I Capital to Risk Weighted Assets        10.54%   12.02%     6.00%
                                              ======   ======     =====

Tier I Capital to Total Average Assets         8.87%    8.33%     5.00%
                                               =====    =====     =====

                  The capital ratios continued to exceed minimum standards and were strengthened due to both increased earnings and the stock repurchase program.

15.      Capital

                  Beginning in 2000, the Company discontinued the dividend reinvestment plan. The Company continued the stock repurchase program initiated in 1999. Through the repurchase program, the Company bought back 14,000 shares of common stock in 2002.

                  The Company also sold stock through the employee stock option plan. The sales for the year amounted to 11,450 shares of common stock. The net result of the stock plans resulted in a decline of $537 in common stock and $51,621 in capital surplus.

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

                  The table below details the status of the shares in the plan as of December 31, 2002 and 2001:

                                      2002

                            Prior Year           Current Year Activity
                            Exercised
                               and
Incentive Stock  Original  Outstanding  Options   Options   Options   Remaining
  Option Plan      Pool      Options    Granted  Exercised  Canceled   in Pool

Employees        270,000     129,928    10,000     6,450     8,800     110,328
Directors         80,000      69,000    12,000     5,000         -       2,000


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

                  The estimated fair values of the Bank's financial instruments are as follows:

                                      2002                        2001
                                      ----                        ----

                             Carrying        Fair        Carrying      Fair
                              Amount         Value        Amount       Value
Financial Assets
   Cash and due from banks $ 13,340,576  $ 13,340,576  $ 8,215,994  $ 8,215,994
   Federal funds sold        17,255,000    17,255,000   12,740,000   12,740,000
   Investments
      Available-for-sale     26,966,637    26,966,637   35,031,485   35,031,485
      Held-to-maturity          511,809       529,306    1,513,266    1,523,507
   Loans
      Commercial loans       21,872,278    20,988,557   19,293,070   20,189,688
      Consumer loans         29,903,542    29,906,419   32,954,230   31,503,862
      Real estate loans     147,321,191   127,340,941  125,605,649  128,450,993
      Participation loans -
         out                    841,346       841,346    3,606,970    3,606,970

Financial Liabilities
   Deposits
      Demand (noninterest-
         bearing)            26,372,882    26,372,882   27,504,768   27,504,768
      Demand (interest-
         bearing)            40,652,207    40,652,207   31,243,613   31,243,613
      Savings                13,347,995    13,347,995   11,160,289   11,160,289
      Certificates of
         deposit            156,171,356   156,963,338  146,452,441  146,442,943

Unrecognized Financial Instruments
   Unused loan commitments   37,149,451    37,149,451   29,349,224   29,349,224
   Unissued letters of
      credit                  1,152,056     1,152,056      914,814      914,814

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

                  For purposes of this footnote disclosure, the other investments which consist of nonliquid stocks and investments are not included.

                           Benchmark Bankshares, Inc.

                         Fair Value of Financial Assets

                                December 31, 2002

                                                                                                                       Current
Categories                          2003          2004          2005          2006          2007      Thereafter        Value
----------                          ----          ----          ----          ----          ----      ----------        -----

Loans
  Commercial                    $21,848,089   $         -   $         -   $         -   $         -   $         -   $ 20,988,557
  Consumer                       13,809,515     9,637,365     5,843,069     3,887,101     1,027,981       185,733     29,906,419
  Mortgage                       31,757,081    27,318,914    22,476,011    30,797,257    33,005,845     8,008,940    126,499,595

Investments
  Mortgage Backed Securities      2,803,007     2,181,202     1,730,939     1,544,203     1,055,736     3,020,734     11,213,509
  Municipals
    Nontaxable                    1,917,874       613,755       613,755     1,253,755     2,150,678    10,157,201     15,026,686
    Taxable                          61,693       556,572        31,450        31,450        31,450       578,625      1,060,259

                                                                                                                       Current
Categories                          2003          2004          2005          2006          2007      Thereafter        Value
----------                          ----          ----          ----          ----          ----      ----------        -----

Certificates of Deposits
  < 182 days                      4,228,981             -             -             -             -             -      4,210,026
  182 - 364 days                 11,971,785             -             -             -             -             -     11,882,532
  1 year - 2 years               49,072,641     1,508,865             -             -             -             -     49,565,709
  2 years - 3 years               6,905,702    10,229,870       824,281             -             -             -     17,178,635
  3 years - 4 years               4,426,632     3,316,516     3,926,872        63,354             -             -     11,029,969
  4 years - 5 years                 667,112       849,717       721,577       706,359             -             -      2,707,359
  5 years and over               11,109,200     6,221,500    19,260,168    10,400,979    21,429,646       270,485     60,389,108

                  In the above table, the cash flows are spread over the life of the financial products in annual increments as of December 31 of each year with the final column, current value, detailing the present value discounting of the cash flows at current market rates.

                           Benchmark Bankshares, Inc.

                        Variable Interest Rate Disclosure

                                December 31, 2002


                                         Valuation of Securities          No           Valuation of Securities
                                         Given an Interest Rate        Change In       Given an Interest Rate
                                      Decrease of (x) Basis Points     Interest     Increase of (x) Basis Points
Categories                              (200 BPS)       (100 BPS)        Rate          100 BPS         200 BPS
----------                              ---------       ---------        ----          -------         -------

Loans
   Commercial                         $ 21,247,169    $ 21,117,227   $ 20,988,557   $ 20,861,141    $ 20,734,964
   Consumer                             31,075,155      30,480,627     29,906,419     29,351,571      28,815,180
   Mortgage                            134,212,495     130,263,454    126,499,595    122,909,659     119,483,216

Investments
   Mortgage Backed Securities           11,977,057      11,595,283     11,213,510     10,831,736      10,449,963
   Municipals
     Nontaxable                         16,462,912      15,749,943     15,026,686     14,247,216      13,377,751
     Taxable                             1,140,681       1,098,912      1,060,259      1,024,619         991,870

Certificates of Deposit
   < 182 days                            4,241,701       4,225,811      4,210,026      4,194,346       4,178,769
   182 - 364 days                       12,031,884      11,956,835     11,882,532     11,808,966      11,736,127
   1 year - 2 years                     50,586,717      50,071,013     49,565,709     49,070,494      48,585,069
   2 years - 3 years                    17,747,203      17,458,942     17,178,635     16,905,938      16,640,696
   3 years - 4 years                    11,459,487      11,241,234     11,029,969     10,825,393      10,627,222
   4 years - 5 years                     2,841,089       2,772,936      2,707,359      2,644,232       2,583,435
   5 years and over                     64,405,339      62,349,093     60,389,108     58,519,766      53,735,836

                  Only financial instruments that do not have daily price adjustment capabilities are herein presented.

19.      Parent Company

                  Financial statements for Benchmark Bankshares, Inc. (not consolidated) are herein presented. Since the parent company has not entered into any substantial transactions, only the parent company's statements are presented.

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                                 Balance Sheets

                        December 31, 2002, 2001, and 2000

                                     Assets

                                            2002          2001         2000
                                            ----          ----         ----

Cash                                    $ 3,720,694   $ 3,867,818   $ 4,324,894
Investment in subsidiary                 23,418,301    20,143,862    18,401,336
Receivable - reimbursement                        -            81            81
                                        -----------   -----------   -----------

               Total Assets             $27,138,995   $24,011,761   $22,726,311
                                        ===========   ===========   ===========

                      Liabilities and Stockholders' Equity

Liabilities
   Dividends payable                    $   593,088   $   534,600   $   541,120

Stockholders' Equity
   Common stock, par value $.21 per
      share, authorized 4,000,000 shares;
      issued and outstanding 12-31-02
      2,967,443.301, issued and
      outstanding 12-31-01 2,970,003.06,
      issued and outstanding 12-31-00
      3,006,219.501                         623,164       623,701       631,307
   Surplus                                4,005,238     4,056,859     4,404,047
   Retained earnings                     21,917,505    18,796,601    17,149,837
                                        -----------   -----------   -----------

              Total Stockholders'
                 Equity                  26,545,907    23,477,161    22,185,191
                                        -----------   -----------   -----------

              Total Liabilities and
                 Stockholders' Equity   $27,138,995   $24,011,761   $22,726,311
                                        ===========   ===========   ===========

                              Statements of Income

                  Years Ended December 31, 2002, 2001, and 2000

                                            2002          2001          2000
                                            ----          ----          ----
Income
   Dividends from subsidiary            $ 1,000,000   $ 1,000,000   $ 2,300,000
                                        -----------   -----------   -----------

               Total Income               1,000,000     1,000,000     2,300,000

Expenses
   Professional fees                         12,550        12,872        11,500
   Supplies, printing, and postage           13,347        10,515        10,809
   Taxes - miscellaneous                          -           850           900
                                        -----------   -----------   -----------

               Total Expenses                25,897        24,237        23,209
                                        -----------   -----------   -----------

Income Before Equity in Undistributed
   Income of Subsidiary                     974,103       975,763     2,276,791

Equity in Income of Subsidiary
   (includes tax benefit of parent
   company operating loss)                2,423,937     1,760,005       568,270
                                        -----------   -----------   -----------

               Net Income               $ 3,398,040   $ 2,735,768   $ 2,845,061
                                        ===========   ===========   ===========

Page 61 of 87
                           Benchmark Bankshares, Inc.
                              (Parent Company Only)

                  Statements of Changes in Stockholders' Equity

                  Years Ended December 31, 2002, 2001, and 2000

                                                                                       Unrealized
                                               Common                     Retained     Securities
                                                Stock       Surplus       Earnings     Gain (Loss)*      Total

Balance January 1, 2000                       $633,272    $4,501,508    $15,455,510    $(542,544)     $20,047,746

Net Income
   Parent                                                                 2,276,791                     2,276,791
   Equity in income of subsidiary                                           568,270                       568,270

Sale of Stock                                    1,593        54,391                                       55,984
Redemption of Stock                                 (3)         (111)                                        (114)
Stock repurchase                                (3,555)     (151,741)                                    (155,296)

Semi-Annual Cash
   Dividend Declared
      June 15, 2000, $.16 per share                                        (480,996)                     (480,996)
      December 21, 2000, $.18 per share                                    (541,120)                     (541,120)

Adjustments                                                                   2,713                         2,713
Unrealized Security Gains (Losses)                                                       411,213          411,213
                                               ---------   -----------   ------------  ----------     ------------

Balance December 31, 2000                       631,307     4,404,047     17,281,168    (131,331)      22,185,191
Net Income
   Parent                                                                    975,763                      975,763
   Equity in income of subsidiary                                          1,760,005                    1,760,005

Sale of Stock                                       630        21,510                                      22,140
Redemption of Stock                                  (4)         (161)                                       (165)
Stock repurchase                                 (8,232)     (368,537)                                   (376,769)

Semi-Annual Cash
   Dividend Declared
      June 21, 2001, $.18 per share                                         (536,528)                    (536,528)
      December 20, 2001, $.18 per share                                     (534,600)                    (534,600)

Adjustments                                                                     (396)                        (396)
Unrealized Security Gains (Losses)                                                       (17,480)         (17,480)
                                               ---------   -----------   ------------   ---------     ------------
Balance December 31, 2001                       623,701     4,056,859     18,945,412    (148,811)      23,477,161
Net Income
   Parent                                                                    974,103                      974,103
   Equity in income of subsidiary                                          2,423,937                    2,423,937

Sale of Stock                                     2,405        87,045                                      89,450
Redemption of Stock                                  (2)         (106)                                       (108)
Stock repurchase                                 (2,940)     (138,560)                                   (141,500)

Semi-Annual Cash
   Dividend Declared
      June 20, 2002, $.18 per share                                        (532,988)                     (532,988)
      December 19, 2002, $.20 per share                                    (593,088)                     (593,088)

Adjustments                                                                  (1,518)                       (1,518)
Unrealized Security Gains (Losses)                                                       850,458          850,458
                                               ---------   -----------   ------------   ---------      ------------

Balance December 31, 2002                      $623,164    $4,005,238    $21,215,858    $701,647       $26,545,907
                                               =========   ===========   ============   =========      ============

* Net of tax effect.

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                            Statements of Cash Flows

                  Years Ended December 31, 2002, 2001, and 2000


                                           2002          2001          2000
                                           ----          ----          ----
Cash Flows from Operating Activities
   Net income                           $3,398,040    $2,735,768    $2,845,061
   Decrease in payables                        (81)            -             -
                                        -----------   -----------   -----------

               Net Cash Provided by
                  Operating Activities   3,397,959     2,735,768     2,845,061

Cash Flows from Investing Activities
   (Un)distributed earnings of
      subsidiary                        (2,423,937)   (1,760,005)     (568,270)
   Capital adjustment                       (1,400)           (1)          (34)
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Investing Activities  (2,425,337)   (1,760,006)     (568,304)

Cash Flows from Financing Activities
   Sale of stock                            89,450        22,140        55,984
   Redemption of stock                        (108)         (165)         (114)
   Stock repurchase                       (141,500)     (376,769)     (155,296)
   Dividends paid                       (1,067,588)   (1,078,044)     (963,489)
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Financing Activities  (1,119,746)   (1,432,838)   (1,062,915)
                                        -----------   -----------   -----------

Net Increase (Decrease) in Cash           (147,124)     (457,076)    1,213,842

Cash - Beginning of Year                 3,867,818     4,324,894     3,111,052
                                        -----------   -----------   -----------

Cash - End of Year                      $3,720,694    $3,867,818    $4,324,894
                                        ===========   ===========   ===========

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Directors of the Company, their ages, and principal occupations are set forth in the table below as of December 31, 2002:

                                Principal Occupation for Last Five Years              Director of the Company
          Name (Age)            Position Held with Company and Subsidiary               or Subsidiary Since

R. Michael Berryman             Retired Pharmacist                                              1978
   (62)                         Principal, Smith's Pharmacy, Inc.
                                Pharmacy Associates, Inc.
                                Chairman of Board, Company and Subsidiary

David K. Biggs                  Principal, Biggs Construction Co., Inc.                         2002
   (46)

Mark F. Bragg                   Principal, Atlantic Medical, Inc.                               1999
   (41)

Lewis W. Bridgforth             Physician                                                       1971
   (63)

William J. Callis               Building Contractor                                             1989
   (60)                         Vice President, Kenbridge Construction Co., Inc.
                                Vice Chairman of Board, Company and Subsidiary

Earl H. Carter, Jr.             Principal, Taylor-Forbes Equipment                              2000
   (54)                         Company, Inc.

Earl C. Currin, Jr.             Provost,                                                        1986
   (59)                         John H. Daniel Campus of Southside
                                Virginia Community College

Mary Jane Elkins                Dean of Institutional Advancement,                              2002
   (51)                         Southside Virginia Community College

C. Edward Hall                  Pharmacist                                                      1971
   (62)                         Partner, Victoria Drug Company

J. Ryland Hamlett               Retired Personnel Manager,                                      1986
   (60)                         Southside Electric Cooperative

Wayne J. Parrish                Principal, Parrish Trucking Co., Inc.                           1979
   (64)

Ben L. Watson, III              President and CEO,                                              1976
   (59)                         Company and Subsidiary

Executive Officers of the Company

         The Executive Officers of the Bank and their positions are set forth below:

          Name (Age)            Position Held with Subsidiary                              Officer Since

Ben L. Watson, III  (A)         Director, President and CEO                                     1971
   (59)

Michael O. Walker (B)           Executive Vice President for Branch Administration and          1975
   (52)                         Marketing and Recording Secretary

Janice W. Pernell  (C)          Senior Vice President, Cashier, Assistant                       1976
   (56)                         Secretary, and Compliance Officer

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

         Mr. Walker came to the Bank in 1974 as Branch Manager of the Victoria office. He was appointed Assistant Vice President in 1980, Vice President in 1988, Vice President for Branch Administration and Marketing in 1989, Senior Vice President in 1993, and to his current position of Executive Vice President in 2002.

ITEM 11    EXECUTIVE COMPENSATION

A. Summary of Cash and Certain Other Compensation to Executive Officer

                                                                              Long-Term
                                     Annual Compensation                     Compensation
                                                              (1) (2)         Number of
                                                               Other          Securities
   Name and Principal                         Incentive        Annual         Underlying        All Other
        Position          Year      Salary      Bonus       Compensation        Option         Compensation
        --------          ----      ------      -----       ------------        ------         ------------

Ben L. Watson, III        2002     $126,684    $35,063         $3,600           4,000(3)           None
President and Chief       2001      121,812     22,022          3,000           6,000(3)           None
Executive Officer         2000      116,004     24,039          5,050           6,000(3)           None

Michael O. Walker         2002       96,552     22,790          2,100           6,000              None
Executive                 2001       89,268     15,835          1,800           6,000              None
Vice President            2000       85,008     16,709          1,950           6,000              None

Janice W. Pernell         2002       92,844     22,790          None            5,850              None
Senior Vice President     2001       89,268     15,835          None            5,850              None
                          2000       85,008     16,709          None            5,850              None

         (1) The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and incentive bonus.

         (2) Other Annual Compensation represents Director's fees paid to Mr. Watson for services performed as a Director of the Bank, and fees paid to Mr. Walker for services performed as Recording Secretary of the Board of the Bank.

         (3) Mr. Watson exercised 500 options on January 7, 2002, 500 on January 25, 2002, 500 on August 7, 2002, and 500 on December 13, 2002.

B.       Compensation to Directors

                  No fees are paid to Directors for service on the Board of the Company. During 2002, each Director was paid $300 for each Board meeting and, with the exception of Mr. Watson, each Director received $225 for each Committee meeting attended during the year.

C.       Employment Agreements

                  The Company, or its subsidiary, has no employment agreements with any of its employees.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's common stock as of March 3, 2003:

                                                                                                Shares
                                                                                             Beneficially
                                                                                                 Owned
                                                                                              % of Shares
                                                                  Director/Officer of        Beneficially
Name and Age                 Principal Occupation                 Company/Subsidiary            Owned

R. Michael Berryman          Retired Pharmacist                           1978               85,113.000(1)
   (62)                                                                                          2.88%

David K. Biggs               Principal,                                   2002                2,600.000(2)
   (46)                      Biggs Construction Co., Inc.                                         .09%

Mark F. Bragg                Principal, Atlantic                          1999                5,597.409(3)
   (41)                      Medical, Inc.                                                        .19%

Lewis W. Bridgforth          Physician                                    1971               35,680.657(4)
   (63)                                                                                          1.21%

William J. Callis            Building Contractor                          1989               36,620.974(5)
   (60)                                                                                          1.24%

Earl H. Carter, Jr.          Principal, Taylor-Forbes                     2000                2,305.000
   (54)                      Equipment Company, Inc.                                              .08%

Earl C. Currin, Jr.          Provost                                      1986               13,178.000
   (59)                                                                                           .45%

Mary Jane Elkins             Dean of Institutional                        2002                  700.000
   (51)                      Advancement,                                                         .03%
                             Southside Virginia
                             Community College

C. Edward Hall               Pharmacist                                   1971               36,185.037(6)
   (62)                                                                                          1.23%

J. Ryland Hamlett            Retired Personnel Manager                    1986               44,977.000(7)
   (60)                                                                                          1.52%

Wayne J. Parrish             Principal, Parrish                           1979               28,878.872(8)
   (64)                      Trucking Co., Inc.                                                   .98%

Ben L. Watson, III           President and CEO,                           1971               22,471.508(9)
   (59)                      Company and Subsidiary                                               .76%


Janice W. Pernell            Senior Vice President                        1976               11,536.375(10)
   (56)                                                                                           .39%

Michael O. Walker            Executive Vice President                     1975               52,000.000(11)
   (52)                                                                                          1.76%

All Directors and                                                                           377,843.832
Executive Officers as                                                                           12.77%
a Group


(1)  Includes 45,073 shares owned solely by Mr. Berryman's wife.

(2)  Includes 1,400 shares owned by Biggs Construction Co., Inc.

(3)  Includes 97.409 shares held jointly with Mr. Bragg's wife.

(4)  Includes 20,337.218 shares owned solely by Dr. Bridgforth's wife.

(5)  Includes 21,640.644 shares held jointly with Mr. Callis's wife.

(6) Includes 260 shares owned solely by Mr. Hall's wife and 5,040 shares held jointly with his mother.

(7) Includes 17,128 shares held as trustee for the John A Cordle Family Trust and 17,128 shares held as trustee for the Mary F. Cordle Marital Trust.

(8) Includes 6,971.168 shares held jointly with Mr. Parrish's wife and 7,419.035 shares owned solely by her.

(9) Includes 457.508 shares owned solely by Mr. Watson's wife and 4,000 unexercised option shares for him.

(10) Includes 4,650 unexercised option shares.

(11) Includes 25,000 shares held jointly with Mr. Walker's wife and 6,000 unexercised option shares for him.

The share ownership listed above reflects the shares necessary to meet the ownership requirements for bank directors pursuant to the Virginia Banking Act.

No person owned of record or was known to own beneficially more than 5.0% of the outstanding common stock of the Company as of December 31, 2002. The following table details information concerning a stock certificate holder that is in the business of marketing investments.

Actual ownership of shares or partial shares by investors through this company is not known by management. The following table provides certificate holder information:

                                     No. of Shares                 Percentage
               Name                 in Certificates              of Shares Held

CEDE & Company                          957,378                      32.26%
Box 20
Bowling Green Station
New York, New York  10081

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

         Balances, as of December 31, of the year are summarized below:

                                             2002         2001         2000
                                             ----         ----         ----

Executive Officers and their families     $  300,198   $  297,313   $  377,564
Directors and their families (1)             652,248      522,267      679,499
Corporations in which Directors and
   Officers had an interest                6,685,086    4,721,239    3,387,868
                                          ----------   ----------   ----------

               Total                      $7,637,532   $5,540,819   $4,444,931
                                          ==========   ==========   ==========

(1) Loans to Mr. Watson that are reported as loans to Executive Officers are not included in loans to Directors.

Refer to Item 14(a) - Financial Statement Schedules

         At year end 2002, Directors and Executive Officers had been granted lines of credit in the amount of $3,587,500. As of December 31, 2002, $2,686,897 of these lines was unexercised and available.

Stock Sales to Related Parties

         The current Directors and Executive Officers acquired 13,444 shares of Company stock during 2002 through exercising of stock options and purchases of shares on the open market. The average price of shares purchased was $9.48.

PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

(a) (1) The following consolidated financial statements of Benchmark Bankshares, Inc. and its subsidiary, Benchmark Community Bank, included in the annual report of the registrant to its stockholders for the year ended December 31, 2002 are included in Item 8:

                  Consolidated Statements of Financial Condition - December 31, 2002 and 2001
                  Consolidated Statements of Income - Years Ended December 31,
                     2002, 2001, and 2000
                  Consolidated Statements of Changes in Stockholders' Equity -
                     Years Ended December 31, 2002 and 2001
                  Consolidated Statements of Cash Flows - Years Ended
                     December 31, 2002, 2001, and 2000
                  Notes to Consolidated Financial Statements - December 31,
                     2002, 2001, and 2000

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

(11)  Section 906 Certification

(12)  Controls and Procedures
      Certification

ITEM 14(b)    REPORTS ON FORM 8-K

         There was no required filing of Form 8-K warranted as a result of action taken by the Company during the reporting period.

ITEM 14(c)    EXHIBIT 6

         The only subsidiary of the Registrant is Benchmark Community Bank, a Virginia banking corporation, located in Kenbridge, Lunenburg County, Virginia. It is owned 100% by Registrant.

Item 14(c)10




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Benchmark Bankshares, Inc.


         We have audited the consolidated balance sheets of Benchmark Bankshares, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Bankshares, Inc. and Subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with generally accepted accounting principles.

         Our audits referred to above included audits of the financial statement schedules listed under Item 14(a)(2). In our opinion, those financial statement schedules present fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.





                          Creedle, Jones, and Alga, P. C.
                          Certified Public Accountants

South Hill, Virginia
March 17, 2003

Item 14(c)11


                    STATEMENT OF CHIEF EXECUTIVE OFFICER AND
           CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


         In connection with the Form 10-K of Benchmark Bankshares, Inc. for the year ended December 31, 2002, we, Ben L. Watson, III, President and Chief Executive Officer of Benchmark Bankshares, Inc., and Janice W. Pernell, Senior Vice President, Treasurer, and Assistant Secretary of Benchmark Bankshares, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to our knowledge:

         (a) such Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (b) the information contained in such Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Benchmark Bankshares, Inc. as of, and for, the year presented in such Form 10-K.



By:      Ben L. Watson, III                              Date:  March 17, 2003
         President and Chief Executive Officer



By:      Janice W. Pernell                               Date:  March 17, 2003
         Senior Vice President, Treasurer,
         and Assistant Secretary

Item 14(c)12      Section 302 Certification

I, Ben L. Watson, III, certify that:

1.       I have reviewed this annual report on Form 10-K of Benchmark
         Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 17, 2003                   Ben L. Watson, III
                                          President and Chief Executive Officer

Item 14(c)12      Section 302 Certification

I, Janice W. Pernell, certify that:

1.       I have reviewed this annual report on Form 10-K of Benchmark
         Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 17, 2003                   Janice W. Pernell
                                          Senior Vice President, Treasurer, and
                                          Assistant Secretary

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2003.

                           Benchmark Bankshares, Inc.
                 (formerly Lunenburg Community Bankshares, Inc.)
                                  (Registrant)




By       Ben L. Watson, III                     By          Janice W. Pernell
               President                                  Cashier and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities have signed this report on March 17, 2003.


C. Edward Hall                03-17-03    Wayne J. Parrish             03-17-03
--------------------------------------    -------------------------------------




Mark F. Bragg                 03-17-03    Earl C. Currin, Jr.          03-17-03
--------------------------------------    -------------------------------------




Mary Jane Elkins              03-17-03    David K. Biggs               03-17-03
--------------------------------------    -------------------------------------




J. Ryland Hamlett             03-17-03    Lewis W. Bridgforth          03-17-03
--------------------------------------    -------------------------------------




William J. Callis             03-17-03    R. Michael Berryman          03-17-03
--------------------------------------    -------------------------------------




Earl H. Carter, Jr.           03-17-03    Ben L. Watson, III           03-17-03
--------------------------------------    -------------------------------------

ITEM 14(d)    SCHEDULE II - INDEBTEDNESS TO RELATED PARTIES

                          Year Ended December 31, 2002

                                  Balance                             Balance
                                at Beginning                         at End of
        Name of Person           of Period   Additions  Deductions    Period

Executive Officers,
   Directors, and Their
   Related Interest             $5,540,819  $3,058,728  $  962,015   $7,637,532

W. J. Callis, Director(1)(2)(3)  3,321,515   1,401,297     505,633    4,217,179



                          Year Ended December 31, 2001

Executive Officers,
   Directors, and Their
   Related Interest             $4,444,931  $2,407,743  $1,311,855   $5,540,819

W. J. Callis, Director(1)(2)(3)  2,433,923   1,112,942     225,350    3,321,515



                          Year Ended December 31, 2000

Executive Officers,
   Directors, and Their
   Related Interest             $3,212,221  $2,117,778  $  885,068   $4,444,931

W. J. Callis, Director(1)(2)(3)  1,996,624     790,000     352,701    2,433,923















(1)   Loans to related parties that exceed 5% of the capital of the Company.

(2)   Loans to business interest.

(3) Loans are included in the totals presented for the Executive Officers, Directors, and their interest.

ITEM 14(d)        SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
Page 1


                           Benchmark Bankshares, Inc.

                          Year Ended December 31, 2002


             Col. A                 Col. B       Col. C       Col. D         Col. E         Col. F
                                  Balance at                                  Other         Balance
                                  Beginning     Additions                    Changes       at End of
         Classification           of Period      at Cost     Retirement    Add (Deduct)     Period

Land                              $  963,060   $   51,500   $         -     $       -     $1,014,560

Buildings and improvements         3,024,568       56,083             -             -      3,080,651
Leasehold improvements                66,854            -             -             -         66,854
Construction in progress                   -            -             -             -              -
                                  ----------   ----------   ------------    ----------    ----------

                                   3,091,422       56,083             -             -      3,147,505

Equipment, furniture, and
   fixtures                        2,014,306      397,856       (58,418)            -      2,353,744
                                  ----------   ----------   ------------   -----------    ----------

               Total              $6,068,788   $  505,439   $   (58,418)   $        -     $6,515,809
                                  ==========   ==========   ============   ===========    ==========


                                       Year Ended December 31, 2001


Land                              $  917,748   $   45,312   $         -    $        -     $  963,060

Buildings and improvements         2,633,457      491,218      (100,107)            -      3,024,568
Leasehold improvements               167,390        2,734      (103,270)            -         66,854
Construction in progress             217,042            -             -      (217,042)             -
                                  ----------   ----------   ------------   -----------    ----------

                                   3,017,889      493,952      (203,377)     (217,042)     3,091,422

Equipment, furniture, and
   fixtures                        2,257,349      599,330      (842,373)            -      2,014,306
                                  ----------   ----------   ------------   -----------    ----------

               Total              $6,192,986   $1,138,594   $(1,045,750)   $ (217,042)    $6,068,788
                                  ==========   ==========   ============   ===========    ==========

ITEM 14(d)        SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
Page 2


                          Year Ended December 31, 2000



Land                              $  799,690   $  118,058   $         -    $        -     $  917,748

Buildings and improvements         2,401,090      232,367             -             -      2,633,457
Leasehold improvements               166,521          869             -             -        167,390
Construction in progress             187,969      430,668             -      (401,595)       217,042
                                  ----------   ----------   ------------   -----------    ----------

                                   2,755,580      663,904             -      (401,595)     3,017,889

Equipment, furniture, and
   fixtures                        2,033,002      224,347             -             -      2,257,349
                                  ----------   ----------   ------------   -----------    ----------

               Total              $5,588,272   $1,006,309   $         -    $ (401,595)    $6,192,986
                                  ==========   ==========   ============   ===========    ==========

ITEM 14(d) SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT


                           Benchmark Bankshares, Inc.

                          Year Ended December 31, 2002

                                             Additions
                                 Balance at  Charged to                     Other       Balance at
                                 Beginning    Cost and                     Changes        End of
          Description            of Period    Expenses     Retirements   Add (Deduct)     Period

Building and improvements       $  901,133   $132,967     $         -     $      -      $1,034,100
Leasehold improvements              32,886      7,175               -            -          40,061
                                ----------   --------     ------------    --------      ----------

               Total               934,019    140,142               -            -       1,074,161

Equipment, furniture, and
   fixtures                        851,113    363,851         (58,418)           -       1,156,546
                                ----------   --------     ------------    --------      ----------

               Total            $1,785,132   $503,993     $   (58,418)    $      -      $2,230,707
                                ==========   ========     ============    ========      ==========


                                      Year Ended December 31, 2001

Building and improvements       $  886,356   $114,884     $  (100,107)    $      -      $  901,133
Leasehold improvements             129,040      7,116        (103,270)           -          32,886
                                ----------   --------     ------------    --------      ----------

               Total             1,015,396    122,000        (203,377)           -         934,019

Equipment, furniture, and
   fixtures                      1,438,006    224,621        (811,514)           -         851,113
                                ----------   --------     ------------    --------      ----------

               Total            $2,453,402   $346,621     $(1,014,891)    $      -      $1,785,132
                                ==========   ========     ============    ========      ==========


                                      Year Ended December 31, 2000


Building and improvements       $  784,675   $101,681     $         -     $      -      $  886,356
Leasehold improvements             122,409      6,631               -            -         129,040
                                ----------   --------     ------------    --------      ----------

               Total               907,084    108,312               -            -       1,015,396

Equipment, furniture, and
   fixtures                      1,257,409    180,597               -            -       1,438,006
                                ----------   --------     ------------    --------      ----------

               Total            $2,164,493   $288,909     $         -     $      -      $2,453,402
                                ==========   ========     ============    ========      ==========

ITEM 14(d)(1) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                Balance Sheet, December 31, 2002, 2001, and 2000


                                     Assets

                                            2002          2001          2000
                                            ----          ----          ----

Cash                                    $ 3,720,694   $ 3,867,818   $ 4,324,894
Investment in subsidiary                 23,418,301    20,143,862    18,401,336
Receivable - reimbursement                        -            81            81
                                        -----------   -----------   -----------

               Total Assets             $27,138,995   $24,011,761   $22,726,311
                                        ===========   ===========   ===========


                      Liabilities and Stockholders' Equity

Liabilities
   Dividends payable                    $   593,088   $   534,600   $   541,120

Stockholders' Equity
   Common stock, par value $.21 per
      share, authorized 4,000,000 shares;
      issued and outstanding 12-31-02
      2,967,443.301, issued and outstanding
      12-31-01 2,970,003.06, issued and
      outstanding 12-31-00 3,006,219.501    623,164       623,701       631,307
   Surplus                                4,005,238     4,056,859     4,404,047
   Retained earnings                     21,917,505    18,796,601    17,149,837
                                        -----------   -----------   -----------

               Total Stockholders'
                  Equity                 26,545,907    23,477,161    22,185,191
                                        -----------   -----------   -----------

               Total Liabilities and
                  Stockholders' Equity  $27,138,995   $24,011,761   $22,726,311
                                        ===========   ===========   ===========

ITEM 14(d)(2)     SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS
Page 1            PURSUANT TO SEC REGULATIONS


                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                              Statements of Income

                  Years Ended December 31, 2002, 2001, and 2000


                                            2002          2001          2000
                                            ----          ----          ----

Income
   Dividends from subsidiary             $1,000,000    $1,000,000    $2,300,000
                                         ----------    ----------    ----------

               Total Income               1,000,000     1,000,000     2,300,000

Expenses
   Professional fees                         12,550        12,872        11,500
   Supplies, printing, and postage           13,347        10,515        10,809
   Taxes - miscellaneous                          -           850           900
                                         ----------    ----------    ----------

               Total Expenses                25,897        24,237        23,209
                                         ----------    ----------    ----------

Income Before Equity in Undistributed
   Income of Subsidiary                     974,103       975,763     2,276,791

Equity in Income of Subsidiary (includes
   tax benefit of parent company
   operating loss)                        2,423,937             -       568,270
                                         ----------    ----------    ----------

               Net Income                $3,398,040    $  975,763    $2,845,061
                                         ==========    ==========    ==========

ITEM 14(d)(2)     SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS
Page 2            PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.
                              (Parent Company Only)

                  Statement of Changes in Stockholders' Equity

                  Years Ended December 31, 2002, 2001, and 2000


                                                                            Unrealized
                                     Common                     Retained    Securities
                                      Stock       Surplus       Earnings    Gain (Loss)*      Total

Balance January 1, 2000             $633,272    $4,501,508    $15,455,510   $(542,544)     $20,047,746

Net Income
   Parent                                                       2,276,791                    2,276,791
   Equity in income of subsidiary                                 568,270                      568,270

Sale of Stock                          1,593        54,391                                      55,984
Redemption of Stock                       (3)         (111)                                       (114)
Stock Repurchase                      (3,555)     (151,741)                                   (155,296)

Semi-Annual Cash
   Dividend Declared
      June 15, 2000, $.16 per share                              (480,996)                    (480,996)
      December 21, 2000, $.18 per                                (541,120)                    (541,120)

Adjustments                                                         2,713                        2,713
Unrealized Security Gains (Losses)                                            411,213          411,213
                                    ---------   -----------   ------------  ----------     ------------

Balance December 31, 2000            631,307     4,404,047     17,281,168    (131,331)      22,185,191
Net Income
   Parent                                                         975,763                      975,763
   Equity in income of subsidiary                               1,760,005                    1,760,005

Sale of Stock                            630        21,510                                      22,140
Redemption of Stock                       (4)         (161)                                       (165)
Stock Repurchase                      (8,232)     (368,537)                                   (376,769)

Semi-Annual Cash
   Dividend Declared
      June 21, 2001, $.18 per share                              (536,528)                    (536,528)
      December 20, 2001, $.18 per
         share                                                   (534,600)                    (534,600)

Adjustments                                                          (396)                        (396)
Unrealized Security Gains (Losses)                                            (17,480)         (17,480)
                                    ---------   -----------   ------------  ----------     ------------

Balance December 31, 2001            623,701     4,056,859     18,945,412    (148,811)      23,477,161

Net Income
   Parent                                                         974,103                      974,103
   Equity in income of subsidiary                               2,423,937                    2,423,937

Sale of Stock                          2,405        87,045                                      89,450
Redemption of Stock                       (2)         (106)                                       (108)
Stock Repurchase                      (2,940)     (138,560)                                   (141,500)

Semi-Annual Cash
   Dividend Declared
      June 20, 2002, $.18 per share                              (532,988)                    (532,988)
      December 19, 2002, $.20 per
         share                                                   (593,088)                    (593,088)

Adjustments                                                        (1,518)                      (1,518)
Unrealized Security Gains (Losses)                                            850,458          850,458
                                    ---------   -----------   ------------  ----------     ------------

Balance December 31, 2002           $623,164    $4,005,238    $21,215,858   $ 701,647      $26,545,907
                                    =========   ===========   ============  ==========     ============

* Net of tax effect.

ITEM 14(d)(3) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                            Statements of Cash Flows

                  Years Ended December 31, 2002, 2001, and 2000


                                           2002          2001          2000
                                           ----          ----          ----

Cash Flows from Operating Activities
   Net income                           $3,398,040    $2,735,768    $2,845,061
   Decrease in payables                        (81)            -             -
                                        -----------   -----------   -----------

               Net Cash Provided by
                  Operating Activities   3,397,959     2,735,768     2,845,061

Cash Flows from Investing Activities
   (Un)distributed earnings of
      subsidiary                        (2,423,937)   (1,760,005)     (568,270)
   Capital adjustment                       (1,400)           (1)          (34)
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Investing Activities  (2,425,337)   (1,760,006)     (568,304)

Cash Flows from Financing Activities
   Sale of stock                            89,450        22,140        55,984
   Redemption of stock                        (108)         (165)         (114)
   Stock repurchase                       (141,500)     (376,769)     (155,296)
   Dividends paid                       (1,067,588)   (1,078,044)     (963,489)
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Financing Activities  (1,119,746)   (1,432,838)   (1,062,915)
                                        -----------   -----------   -----------

Net Increase (Decrease) in Cash           (147,124)     (457,076)    1,213,842

Cash - Beginning of Year                 3,867,818     4,324,894     3,111,052
                                        -----------   -----------   -----------

Cash - End of Year                      $3,720,694    $3,867,818    $4,324,894
                                        ===========   ===========   ===========

ITEM 14(d)(4) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

Investment Securities - Realized Gains and Losses

                                                 Realized     Realized
                                                  Gains        Losses

For the Year Ended December 31, 2002
   U. S. Government Agencies                     $ 1,890      $     -
   Pooled Securities                               6,584       (4,857)
   State and Political Subdivisions                9,814       (4,552)
                                                 -------      --------

               Total                             $18,288      $(9,409)
                                                 =======      ========

For the Year Ended December 31, 2001
   U. S. Government Agencies                     $     -      $     -
   Pooled Securities                                   -            -
   State and Political Subdivisions                2,434            -
                                                 -------      --------

               Total                             $ 2,434      $     -
                                                 =======      ========

ITEM 14(d)(5) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS


Capital Ratios for the Bank Subsidiary

                                                      Bank
                                                     Ratios

Total Risk-Based Capital Ratio                       11.46%

Tier 1 Risk-Based Capital Ratio                      10.54%

Tier 1 Leverage Ratio                                 8.87%