Form 10-Q
period 2003-03-31
BENCHMARK BANKSHARES INC
filed 2003-05-14
CIK 804563

                                Form 10-Q




                   U. S. Securities and Exchange Commission

                          Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2003.

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

                    Issuer's Telephone Number: (434) 676-9054


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes [X]   No [  ]                                  (2)  Yes [X]   No [  ]

         Indicate by check mark whether the registrant is an accelerated filer
 (as defined in Rule 12b-2 of the Act).  Yes [ ]   No[X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest applicable date:

                                2,959,718.057

                                Form 10-Q

                          Benchmark Bankshares, Inc.

                          Part I - Table of Contents

                               March 31, 2003


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

Part II Other Information

                                Form 10-Q

                         Benchmark Bankshares, Inc.

                         Consolidated Balance Sheet


                                            (Unaudited)            (Audited)
                                             March 31,            December 31,
                                                2003                  2002
                                                ----                  ----

Assets

   Cash and due from banks                    $ 11,668,755        $ 13,340,576
   Securities
      Mortgage backed securities                15,396,660          11,213,510
      State and municipal obligations           16,417,199          16,069,446
      Other securities                             195,490             195,490
      Federal funds sold                        24,708,000          17,255,000

   Loans                                       198,227,873         198,255,665
      Less
         Allowance for loan losses              (1,982,281)         (1,982,559)
                                            ---------------    ----------------
               Net Loans                       196,245,592         196,273,106

   Premises and equipment - net                  4,423,479           4,285,102
   Accrued interest receivable                   1,442,946           1,292,070
   Deferred income taxes                           219,876             195,611
   Other real estate                               549,138             502,734
   Cash value life insurance                     3,670,258           3,632,755
   Other assets                                    828,043             802,744
                                          -----------------    ----------------

               Total Assets                   $275,765,436        $265,058,144
                                             ==============      ==============

                                Form 10-Q

                         Benchmark Bankshares, Inc.

                         Consolidated Balance Sheet


                                                 (Unaudited)       (Audited)
                                                  March 31,       December 31,
                                                     2003             2002
                                                     ----             ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)                $25,322,632     $26,372,882
      NOW accounts                                 24,056,201      23,258,069
      Money market accounts                        20,901,301      17,394,138
      Savings                                      14,163,395      13,347,995
      Time, $100,000 and over                      39,896,921      37,329,668
      Other time                                  122,338,684     118,841,688
                                                -------------- --------------

               Total Deposits                     246,679,134     236,544,440

   Accrued interest payable                           796,019         803,167
   Accrued income tax payable                         362,509          32,516
   Dividends payable                                     -            593,088
   Other liabilities                                  695,480         539,026
                                                --------------  ---------------

               Total Liabilities                  248,533,142     238,512,237

Stockholders Equity
  Common stock, par value $.21 per share,
    authorized 4,000,000 shares; issued
    and outstanding 03-31-03 2,959,718.057,
    issued and outstanding 12-31-02
    2,962,234.049 shares                               621,541         623,164
  Capital surplus                                    3,876,736       4,005,238
   Retained earnings                                22,062,299      21,215,858
   Unrealized security gains net of tax effect         671,718         701,647
                                               ----------------  --------------

               Total Stockholders' Equity           27,232,294      26,545,907
                                               ----------------- --------------

               Total Liabilities and
                       Stockholders' Equity       $275,765,436    $265,058,144
                                                 ==============  ==============

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.









See notes to consolidated financial statements.

                                Form 10-Q

                         Benchmark Bankshares, Inc.

                     Consolidated Statement of Income

                               (Unaudited)

                                                 Three Months Ended March 31,
                                                   2003                2002
                                                   ----                ----
Interest Income
   Interest and fees on loans                    $3,830,672       $3,717,586
   Interest on U. S. Government obligations         152,913          250,934
   Interest on State and municipal obligations      174,401          197,765
   Interest on Federal funds sold                    54,543           32,794
                                               --------------      ------------

               Total Interest Income              4,212,529        4,199,079

Interest Expense
   Interest on deposits                           1,689,006        1,941,403

Net Interest Income                               2,523,523        2,257,676
Provision for Loan Losses                            29,984          185,666
                                               ---------------     ------------

    Net Interest Income After Provision           2,493,539        2,072,010

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                      191,091          134,318
   Other operating income                           112,483           60,852
   Gains on sale of other real estate                   955           13,852
   Dividends                                          7,800            6,000
                                               ---------------     ------------
               Total Noninterest Income             312,329          215,022

Noninterest Expense
   Salaries and wages                               798,200          750,910
   Employee benefits                                241,313          187,160
   Occupancy expenses                                98,383           82,461
   Furniture and equipment expense                  102,406           80,967
   Other operating expenses                         365,465          202,012
                                               ---------------     ------------
               Total Noninterest Expense          1,605,767        1,303,510
                                               ---------------     ------------

Net Income Before Taxes                          1,200,101           983,522
Income Taxes                                       353,662           279,473
                                               ---------------     ------------
Net Income                                       $ 846,439        $  704,049
                                               ===============      ===========
Net Income per Share                             $    0.29        $     0.24
                                               ===============      ===========

See notes to consolidated financial statements.

                                Form 10-Q

                         Benchmark Bankshares, Inc.

               Condensed Consolidated Statement of Cash Flows

                              (Unaudited)

                                                  Three Months Ended March 31,
                                                     2003               2002
                                                     ----               ----

Cash Provided by Operating Activities            $1,174,837       $  964,573

Cash Provided by Financing Activities
   Net (decrease) in demand deposits and
      interest-bearing transaction accounts        (252,118)      (4,453,530)
   Net increase in savings and money market
      deposits                                    4,322,563        5,898,662
   Net increase (decrease) in certificates
      of deposit                                  6,064,249       (4,620,727)
   Decrease in dividends payable                   (594,526)        (534,600)
   Sale of stock                                     38,940            7,749
   Purchase of stock                               (169,065)        (140,083)
                                                   ---------        ---------
        Total Cash Provided (Used) by Financing
          Activities                              9,410,043       (3,842,529)

Cash Used in Investing Activities
   Purchase of securities                        (7,012,274)        (509,913)
   Maturity (Call) of securities                  2,436,023        1,425,576
   Net (increase) decrease in loans                  27,792       (6,531,351)
   Purchase of premises and equipment              (255,242)         (29,255)
                                                   ---------        --------

     Total Cash (Used) by Investing Activities   (4,803,701)      (5,644,943)
                                                  ---------        ----------

Increase (Decrease) in Cash and
 Cash Equivalents                                $5,781,179      $(8,522,899)
                                               =============  ===============
















See notes to consolidated financial statements.

                                Form 10-Q

                         Benchmark Bankshares, Inc.

                  Notes to Consolidated Financial Statements

                                March 31, 2003


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

         (j)     Earnings Per Share

                 Earnings per share were computed by using the average shares outstanding for each period presented. The 2003 average shares have been adjusted to reflect the buy back of 13,000 shares of common stock by the company and the sale of 5,275 shares of the Company's common stock through the employee stock option plan during the first three months of 2003. The 2002 average shares have been adjusted to reflect the sale of 1,225.495 shares through the employee stock option plan at various dates during the period and the retirement of 28,504 shares. The average shares of outstanding stock for the first three months of 2003 and 2002 were 2,963,917.372 shares and 2,959,691.181 shares, respectively.

                 As of March 31, 2003, Benchmark Bankshares, Inc. offers stock to employees and directors under two separate incentive stock plans. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

         (k) Income Taxes. The table below reflects the components of the Net Deferred Tax Asset account as of March 31, 2003:

                      Deferred Tax Assets
                        Resulting from
                          Loan loss reserves                        $567,221
                          Deferred compensation                      127,874
                          BOLI                                        27,890
                     Deferred Tax Liabilities
                       Resulting from
                           Depreciation                             (157,073)
                           Unrealized securities gains              (346,036)
                                                                  -----------

                               Net Deferred Tax Asset               $219,876
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

                                                         Three Month Period
                                                           Ending March 31,
                                                            2003        2002

               Net Income                                $846,439     $704,049

               Other Comprehensive Income-
                  Net Unrealized Holding
                  (Losses) Arising During Period         (45,347)      (51,864)
                                                         --------     --------

               Comprehensive Income                      $801,092     $652,185
                                                        ==========   =========

                      Selected Quarterly Data
                            (Unaudited)


                             2003         2002          2002          2002
                             First       Fourth         Third        Second
                            Quarter      Quarter       Quarter       Quarter

Net Interest Income       $2,523,523    $2,549,729   $2,510,411    $2,528,335

Provision for Loan Losses     29,984       116,031       24,512        92,373

Noninterest Income           312,329       402,139      474,061       304,107

Noninterest Expense        1,605,767     1,623,687    1,626,874     1,530,908

Income Before Extraordinary
 Item and Cumulative Effect
 of Change in Accounting
 Principle                  846,439        905,154      936,699       852,138

Net Income                  846,439        905,154      936,699       852,138

Per Share                $     0.29     $     0.29   $     0.31       $  0.29






                            2002          2001           2001          2001
                            First        Fourth          Third        Second
                           Quarter      Quarter          Quarter      Quarter

Net Interest Income      $2,257,676    $2,217,110     $2,136,736    $2,142,230

Provision for Loan Losses   185,666        67,953         34,128        33,027

Noninterest Income          215,022       234,848        296,300       271,885

Noninterest Expense       1,303,510     1,405,484      1,458,664     1,394,504

Income Before Extraordinary
  Item and Cumulative Effect
  of Change in Accounting
  Principle                 704,049       693,786        680,092       681,381

Net Income                  704,049       693,786        680,092       681,381

Per Share               $      0.24      $   0.24     $     0.22    $     0.23

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                The following is management's discussion and analysis of certain factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

        FIRST QUARTER 2003

        Earnings Summary

                Net income of $846,439 for the first quarter of 2003 increased $142,390, or 20.22% as compared to net income of $704,049 earned during the first quarter of 2002. Earnings per share of $0.29 as of March 31, 2003 also increased from the March 31, 2002 level of $0.24. The annualized return on average assets of 1.25% and annualized return on average equity of 12.59% increased from 1.17% and 11.86%, respectively, when comparing the first three months of 2003 to the first three months of 2002.

                The increase in earnings resulted from several factors. Although net interest income increased by only $13,450, total noninterest income increased by $97,307 when compared to one year ago. The combination of a $252,397 decrease in interest expense and a $155,682 decrease in the provision for loan losses improved overall profitability and offset a $302,257 increase in noninterest expense.

        Interest Income and Interest Expense

                Total interest income of $4,212,529 for the first quarter of 2003 increased $13,450 or 0.32% over interest income of $4,199,079 recorded during the first quarter of 2002. Although the bank earned $99,636 less on investment securities, including federal funds sold, a $113,086 increase in interest and fees on loans served to offset this decline.

                Total interest expense in the first quarter of 2003 amounted to $1,689,006, reflecting a decrease of $252,397, or 13.00%, from the level reached during the first quarter of 2002. This decrease is a result of low interest rates, which remained at record-low levels during the quarter.

        Provision for Loan Losses

                During the first quarter of 2003, the loan loss reserve decreased by $278 to a level of $1,982,281, or 1.00%, of the outstanding loan balance. The decrease was a result of a slight decline in total loans during the quarter.

                At year end 2002, the reserve level amounted to $1,982,559, or 1.00%, of the outstanding loan balance net of unearned interest.

        Nonperforming Loans

                Nonperforming loans consist of loans that are either 90 days or more past due or accounted for on a non-accrual basis. Loans classified as non-accrual no longer earn interest and payment in full of principal or interest is not expected.

                As of March 31, 2003, the Bank had a total of $970,372, or 0.49%, of the total loan portfolio, classified as nonperforming loans, with $208,268 of this amount accounted for on a non-accrual basis.

        Noninterest Income and Noninterest Expense

                Noninterest income of $312,329 increased $97,307, or 45.25%, for the first quarter of 2003 as compared to $215,022 earned during the first quarter of 2002. The increase primarily resulted from an increase in both service charges and other operating income that resulted from the Bank's strong deposit growth and the opening of a new branch location in Blackstone.

                Noninterest expense of $1,605,767 increased $302,257, or 23.19%, for the first quarter of 2003 as compared to the level of $1,303,510 reached during the first quarter of 2002. Salaries and benefits expenses accounted for $101,443 of the difference, while other operating expenses, primarily resulting from the opening of a new branch location, accounted for the balance of the increase.

        Off-Balance-Sheet Instruments/Credit Concentrations

                The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Unless noted otherwise, the Company does not require collateral or other security to support these financial instruments. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to facilitate the transaction of business between these parties where the exact financial amount of the transaction is unknown, but a limit can be projected. The credit risk involved in issuing letters of credit it is essentially the same as that involved in extending loan facilities to customers. There is a fee charged for this service.

                As of March 31, 2003, the Bank had $1,083,607 in outstanding letters of credit. This represents a $68,449, or 5.94%, decrease from the December 31, 2002 level. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer. The maturities of these instruments are as follows:

                            March 31,

                             2004          $   883,363
                             2005              200,244

        Liquidity

                As of March 31, 2003, $62,808,592, or 31.69%, of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $39,896,921 in certificates of deposit of $100,000 or more of which $21,647,663 mature in one year or less.

                With a total of $85,011,258 in certificates of deposit and $1,265,134 in investment securities maturing within the next year, the Bank has a maturity average ratio for the next twelve months of 104.44% when comparing earning asset and certificate of deposit maturities.

                At year end 2002, $59,441,000, or 29.99%, of gross loans were scheduled to mature or were subject to repricing within one year and $86,594,000 in certificates of deposit were scheduled to mature during the same period.

        Capital Adequacy

                Total stockholder equity was $27,232,294, or 9.88%, of total assets as of March 31, 2003. This compared to $26,545,907, or 10.02%, of total assets as of December 31, 2002.

                Primary capital (stockholders'equity plus loan loss reserves) of $29,214, 575 represents 10.59% of total assets as of March 31, 2003. As of December 31, 2002, primary capital was $28,528,466, or 10.76%, of total assets.

                A strong growth in deposits resulted in increased assets; however, loan demand did not keep pace with deposit growth. This imbalance resulted in a declining loan to deposit ratio over the first quarter. The decline resulted in additional funds being placed in lower earning investment accounts versus higher yielding loans.

                This decreasing rate of earnings from the current asset portfolio mix resulted in the lower earnings and less earnings retention. Consequently the equity ratios declined. Although the Bank experienced a slight decrease in the ratios, the overall equity position remained stable.

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

Table I
                      Fair Value of Financial Assets

                        Benchmark Bankshares, Inc.

                              March 31, 2003

                                                                                                                   Current
          Categories               2004         2005           2006          2007         2008     Thereafter       Value
          ----------               ----         ----           ----          ----         ----     ----------       -----

Loans
    Commercial               $  8,830,127  $         -   $          -   $          - $          -  $          -   $  8,369,789
    Consumer                   13,710,099     9,428,942     5,742,617      3,992,440    1,551,388       321,350     30,526,847
    Mortgage                   33,038,325    26,587,219    22,828,765     32,617,784   29,795,017    27,834,451    140,371,391

Investments
    Municipals
       Nontaxable               1,888,360       601,005       601,005      1,241,005    1,649,178    11,048,606     14,906,016
       Taxable                     61,693       556,572        31,450         31,450       31,450       578,625      1,058,279
    Mortgage Backed
       Securities               3,672,859     2,769,951     2,158,340      1,856,809    3,415,909     3,989,294     15,865,162




Certificates of Deposit

     < 182 days                 3,173,166            -              -              -            -             -      3,161,306
  182 - 364 days               10,864,988            -              -              -            -             -     10,790,700
  1 year - 2 years             50,149,233      668,900              -              -            -             -     49,932,805
  2 years - 3 years             6,223,609   11,332,028        889,559              -            -             -     17,757,572
  3 years - 4 years             5,348,427    2,817,545      4,503,591          2,583            -             -     12,084,129
  4 years - 5 years               743,878      819,714        699,499        786,599            -             -      2,833,894
  5 years and over             10,394,213    8,254,964     19,271,987      8,874,710   28,670,404       341,563     66,838,391




                In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at twelve month intervals.

Table II

                        Variable Interest Rate Disclosure

                            Benchmark Bankshares, Inc.

                                March 31, 2003


                                         Valuation of Securities             No                 Valuation of Securities
                                         Given an Interest Rate           Change In             Given an Interest Rate
                                      Decrease of (x) Basis Points        Interest           Increase of (x) Basis Points
             Categories                (200 BPS)        (100 BPS)           Rate              100 BPS            200 BPS
             ----------                ---------        ---------           ----              -------            -------

Loans
    Commercial                       $   8,531,524   $   8,449,882    $       8,369,789  $       8,291,199  $       8,214,072
    Consumer                            31,771,259      31,137,702           30,526,847         29,937,564         29,368,794
    Mortgage                           151,024,364     145,522,113          140,371,391        135,541,579        131,005,295

Investments
    Municipals
       Nontaxable                       16,345,182      15,627,106           14,906,016         14,168,705         13,331,267
       Taxable                           1,132,937       1,094,156            1,058,279          1,025,201            994,814
    Mortgage Backed Securities          16,942,540      16,403,853           15,865,162         15,326,472         14,787,786

Certificates of Deposit
    < 182 days                           3,185,105       3,173,166            3,161,306          3,149,525          3,137,822
    182 - 364 days                      10,940,098      10,858,201           10,790,700         10,723,869         10,657,698
    1 year - 2 years                    50,947,177      50,434,892           49,932,805         49,440,614         48,958,030
    2 years - 3 years                   18,366,589      18,057,744           17,757,572         17,465,741         17,181,935
    3 years - 4 years                   12,550,636      12,313,564           12,084,129         11,862,003         11,646,870
    4 years - 5 years                    2,974,908       2,903,025            2,833,894          2,767,379          2,703,350
    5 years and over                    71,481,044      69,102,557           66,838,391         64,681,739         62,626,268


Only financial instruments that do not have daily price adjustment capabilities are herein presented.

                                Form 10-Q

                         Benchmark Bankshares, Inc.

                              March 31, 2003


         Part II  Other Information

         Item 1            Legal Proceedings

                                    None

         Item 2            Changes in Securities

                                    None

         Item 3            Defaults Upon Senior Securities

                                    None

         Item 4            Submission of Matters to a Vote of Security Holders

                                    None

         Item 5            Other Information

                                    Independent Accountant's Review Report

         Item 6            Report on Form 8-K

                                    No reports on Form 8-K have been filed
                           during the quarter ended March 31, 2003.

         Item 99           "Additional Exhibits of Item 601(b)"

                                    Exhibit 1        Section 906 Certification
                                    Exhibit 2        Section 302 Certification

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


        We have reviewed the accompanying 10Q filing including the balance sheet of Benchmark Bankshares, Inc. (a corporation) as of March 31, 2003 and the related statements of income and cash flows for the three month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Benchmark Bankshares, Inc.

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

        Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The additional required information included in the 10-Q filing for March 31, 2003 is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.




                                       Creedle, Jones, and Alga, P. C.
                                       Certified Public Accountants

South Hill, Virginia
May 7, 2003

Page 18 of 21
Exhibit 1


                STATEMENT OF CHIEF EXECUTIVE OFFICER AND
        CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


         In connection with the Form 10-Q of Benchmark Bankshares, Inc. for the quarter ended March 31, 2003, we, Ben L. Watson, III, President and Chief Executive Officer of Benchmark Bankshares, Inc., and Janice W. Pernell, Senior Vice President, Treasurer, and Assistant Secretary of Benchmark Bankshares, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to our knowledge:

         (a) such Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (b) the information contained in such Form 10-Q for the quarter ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Benchmark Bankshares, Inc. as of, and for, the period presented in such Form 10-Q.



By:      Ben L. Watson, III                                  Date:  May 7, 2003
         President and Chief Executive Officer



By:      Janice W. Pernell                                   Date:  May 7, 2003
         Senior Vice President, Treasurer,
         and Assistant Secretary

Page 19 of 21
Exhibit 2

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


Date:    May 7, 2003                   Ben L. Watson, III
                                       President and Chief Executive Officer

Page 20 of 21
Exhibit 2

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


Date:    May 7, 2003                      Janice W. Pernell
                                          Senior Vice President, Treasurer, and
                                          Assistant Secretary

                                 Form 10-Q

                         Benchmark Bankshares, Inc.
                               March 31, 2003


                                 Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         Benchmark Bankshares, Inc.
                               (Registrant)




Date:  May 7, 2003                            Ben L. Watson, III
                                              ------------------
                                              President and CEO





Date:  May 7, 2003                            Janice W. Pernell
                                              -----------------
                                              Senior Vice President, Treasurer,
                                              and Assistant Secretary