Form 10-Q
period 2003-06-30
BENCHMARK BANKSHARES INC
filed 2003-07-30
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the quarterly period ended June 30, 2003.

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

                                  2,963,792.012

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                Table of Contents

                                  June 30, 2003


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

   Item 4            Controls and Procedures

Part II           Other Information

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                            (Unaudited)            (Audited)
                                              June 30,            December 31,
                                                2003                  2002
                                                ----                  ----

Assets
   Cash and due from banks                  $ 13,053,075          $ 13,340,576
   Securities
      State and municipal obligations         15,496,914            16,069,446
      Mortgage backed securities              17,703,514            11,213,510
      Other securities                           205,490               195,490
      Federal funds sold                       7,300,000            17,255,000

   Loans                                     209,113,374           198,255,665
      Less
         Allowance for loan losses            (2,091,555)           (1,982,559)
                                            -------------         -------------

               Net Loans                     207,021,819           196,273,106

   Premises and equipment - net                4,394,760             4,285,102
   Accrued interest receivable                 1,373,608             1,292,070
   Deferred income taxes                         150,418               195,611
   Other real estate                             662,092               502,734
   Cash value life insurance                   3,707,761             3,632,755
   Other assets                                  832,798               802,744
                                            -------------         ------------

               Total Assets                 $271,902,249          $265,058,144
                                            =============         =============

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                 (Unaudited)       (Audited)
                                                   June 30,       December 31,
                                                     2003             2002
                                                     ----             ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)                $ 26,206,244    $ 26,372,882
      NOW accounts                                  25,734,469      23,258,069
      Money market accounts                         19,048,819      17,394,138
      Savings                                       14,489,659      13,347,995
      Time, $100,000 and over                       36,582,908      37,329,668
      Other time                                   120,110,806     118,841,688
                                                  ------------    ------------

               Total Deposits                      242,172,905     236,544,440

   Accrued interest payable                            727,735         803,167
   Accrued income tax payable                            2,899          32,516
   Dividends payable                                   622,436         593,088
   Other liabilities                                   674,100         539,026
                                                  ------------    ------------

               Total Liabilities                   244,200,075     238,512,237

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 06-30-03, 2,963,792.012,
      issued and outstanding 12-31-02,
      2,962,234.049                                    622,397         623,164
   Capital surplus                                   3,906,545       4,005,238
   Retained earnings                                22,286,585      21,215,858
   Unrealized security gains (losses) net
      of tax effect                                    886,647         701,647
                                                  ------------    ------------

               Total Stockholders' Equity           27,702,174      26,545,907
                                                  ------------    ------------

               Total Liabilities and
                  Stockholders' Equity            $271,902,249    $265,058,144
                                                  ============    ============

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.







See notes to consolidated financial statements.

Page 5 of 25
                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                        2003           2002
                                                        ----           ----
Interest Income
   Interest and fees on loans                        $7,736,563     $7,586,378
   Interest on U. S. Government obligations                   -         30,849
   Interest on State and municipal obligations          338,384        391,771
   Interest on mortgage backed securities               293,598        453,678
   Interest on Federal funds sold                       114,965         37,454
                                                     ----------     ----------

               Total Interest Income                  8,483,510      8,500,130

Interest Expense
   Interest on deposits                               3,302,054      3,704,795
   Interest on Federal funds purchased                        -          9,324
                                                     ----------     ----------

               Total Interest Expense                 3,302,054      3,714,119
                                                     ----------     ----------

Net Interest Income                                   5,181,456      4,786,011
Provision for Loan Losses                               169,707        278,039
                                                     ----------     ----------

               Net Interest Income After Provision    5,011,749      4,507,972

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                          393,623        242,584
   Other operating income                               275,989        233,597
   Dividends                                             25,410         15,995
   Gains on sale of other assets                          6,909         18,074
   Gains on sale of securities                            2,438          8,879
                                                     ----------     ----------

               Total Noninterest Income                 704,369        519,129

Noninterest Expense
   Salaries and wages                                 1,659,623      1,525,508
   Employee benefits                                    462,996        381,471
   Occupancy expenses                                   199,256        164,794
   Furniture and equipment expense                      199,065        173,554
   Other operating expenses                             783,665        589,091
                                                     ----------     ----------
               Total Noninterest Expense              3,304,605      2,834,418
                                                     ----------     ----------

Net Income Before Taxes                               2,411,513      2,192,683
Income Taxes                                            718,351        636,496
                                                     ----------     ----------

Net Income                                           $1,693,162     $1,556,187
                                                     ==========     ==========

Net Income per Share                                 $     0.57     $     0.53
                                                     ==========     ==========

See notes to consolidated financial statements.

Page 6 of 25
                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                   Three Months Ended June 30,
                                                      2003             2002
                                                      ----             ----
Interest Income
   Interest and fees on loans                      $3,905,891       $3,868,792
   Interest on U. S. Government obligations                 -           15,085
   Interest on State and municipal obligations        163,983          194,006
   Interest on mortgage backed securities             140,685          218,508
   Interest on Federal funds sold                      60,422            4,660
                                                   ----------       ----------

               Total Interest Income                4,270,981        4,301,051

Interest Expense
   Interest on deposits                             1,613,048        1,763,392
   Interest on Federal funds purchased                      -            9,324
                                                   ----------       ----------

               Total Interest Expense               1,613,048        1,772,716
                                                   ----------       ----------

Net Interest Income                                 2,657,933        2,528,335
Provision for Loan Losses                             139,723           92,373
                                                   ----------       ----------

               Net Interest Income
                  After Provision                   2,518,210        2,435,962

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                        202,532          108,266
   Dividends                                           17,610            9,995
   Other operating income                             163,506          172,745
   Gains on sale of other assets                        5,954            4,222
   Gains on sale of securities                          2,438            8,879
                                                   ----------       ----------

               Total Noninterest Income               392,040          304,107

Noninterest Expense
   Salaries and wages                                 861,423          774,598
   Employee benefits                                  221,683          194,311
   Occupancy expenses                                 100,873           82,333
   Furniture and equipment expense                     96,659           92,587
   Other operating expenses                           418,200          387,079
                                                   ----------       ----------

               Total Noninterest Expense            1,698,838        1,530,908
                                                   ----------       ----------

Net Income Before Taxes                             1,211,412        1,209,161
Income Taxes                                          364,689          357,023
                                                   ----------       ----------

Net Income                                         $  846,723       $  852,138
                                                   ==========       ==========

Net Income per Share                               $     0.29       $     0.29
                                                   ==========       ==========

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                    Six Months Ended June 30,
                                                        2003           2002
                                                        ----           ----

Cash Flows from Operating Activities               $  1,986,786    $ 1,714,437

Cash Flows from Financing Activities
   Increase in Federal funds purchased                        -      3,927,000
   Net increase (decrease) in demand deposits and
      interest-bearing transaction accounts           2,309,762     (3,389,640)
   Net increase in savings and money market
      deposits                                        2,796,345      3,580,945
   Net increase (decrease) in certificates of
      deposit                                           522,358     (4,862,485)
   Dividends payable                                   (593,088)      (534,600)
   Sale of stock                                         69,605         41,069
   Purchase of stock                                   (169,065)      (141,581)
                                                   -------------   ------------

               Total Cash Provided (Used) by
                  Financing Activities                4,935,917     (1,379,292)

Cash Flows from Investing Activities
   Purchase of securities                           (10,105,031)      (509,913)
   Sale of securities                                         -      2,071,136
   Maturity of securities                             4,177,559      5,548,937
   Net increase in loans                            (10,857,709)   (12,974,139)
   Purchase of premises and equipment                  (305,017)      (341,062)
   Cash value life insurance                            (75,006)    (3,536,000)
                                                   -------------   ------------

               Total Cash (Used) by Investing
                  Activities                        (17,165,204)    (9,741,041)
                                                   -------------   ------------

Increase (Decrease) in Cash and Cash Equivalents   $(10,242,501)   $(9,405,896)
                                                   =============  =============












See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                  Three Months Ended June 30,
                                                      2003             2002
                                                      ----             ----

Cash Flows from Operating Activities              $    811,949     $   749,864

Cash Flows from Financing Activities
   Increase in Federal funds purchased                       -       3,927,000
   Net increase in demand deposits and interest-
      bearing transaction accounts                   2,561,880       1,063,890
   Net (decrease) in savings and money
      market deposits                               (1,526,218)     (2,317,717)
   Net (decrease) in certificates of deposit        (5,541,891)       (241,758)
   Sale of stock                                        30,665          33,320
   Purchase of stock                                         -          (1,498)
   Dividends payable                                     1,438               -
                                                  -------------    ------------

               Total Cash Provided (Used) by
                  Financing Activities              (4,474,126)      2,463,237

Cash Flows from Investing Activities
   Purchase of securities                           (3,092,757)              -
   Sale of securities                                        -       2,071,136
   Maturity of securities                            1,741,536       4,123,361
   Net increase in loans                           (10,885,501)     (6,442,788)
   Purchase of premises and equipment                  (49,775)       (311,807)
   Cash value life insurance                           (75,006)     (3,536,000)
                                                  -------------    ------------

               Total Cash (Used) by
                  Investing Activities             (12,361,503)     (4,096,098)
                                                  -------------    ------------

Increase (Decrease) in Cash and Cash Equivalents  $(16,023,680)    $  (882,997)
                                                  =============    ============













See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2003


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

         (j)      Earnings Per Share

                  Earnings per share were computed by using the average shares outstanding for each period presented. The average shares of outstanding stock for the first six months of 2003 and 2002 were 2,962,411.942 and 2,958,987.329 shares, respectively.

                  The Company has established an incentive stock option plan for its directors, officers, and employees. As of June 30, 2003, there were 170,867 share options that had been granted but were unexercised. Based on current trading values of the stock, the stock options are not considered materially dilutive; therefore, the Company's earnings per share are reported as a simple capital structure.

          (k) Income Taxes. The table below reflects the components of the Net Deferred Tax Asset account as of June 30, 2003:

                        Deferred Tax Assets
                           Resulting from
                              Loan loss reserves                $594,377
                              Deferred compensation              127,874
                              BOLI Program                        32,000
                        Deferred Tax Liabilities
                           Resulting from
                              Depreciation                      (147,076)
                              Unrealized securities losses      (456,757)
                                                                ---------

                                  Net Deferred Tax Asset        $150,418
                                                                =========

         (l) Comprehensive Income. The only component of other comprehensive income in the Company's operation relates to unrealized security gains and losses from securities held in the investment portfolio. The Company has elected to report this activity in the equity section of the financial statements rather than the Statement of Income. Due to the fact that this condensed filing does not include a Statement of Equity, the following table is presented to reflect the activity in Comprehensive Income:

                                                          Six Month Period
                                                           Ending June 30,
                                                         2003          2002
                                                         ----          ----

                  Net Income                          $1,693,162    $1,556,187

                  Other Comprehensive Income -
                     Net Unrealized Holding Gains
                     (Losses) Arising During Period      185,000       573,678
                                                      ----------    ----------

                  Comprehensive Income                $1,878,162    $2,129,865
                                                      ==========    ==========

3.       Disclosure for Benefit Plan

                The Bank has adopted a non-tax qualified retirement plan for certain officers to supplement their retirement benefits. The plan is funded through split dollar insurance instruments that provide retirement as well as a death benefit. The plan was funded by a single payment premium of $3,536,000. The premium payment is classified as a cash value of life insurance; therefore, investment risk is present. To ensure the safety of this investment, the insurance carriers holding the prepaid premiums are to be rated no lower than AA by Standard & Poor's. The Bank has contracted with an outside agency to administer and monitor the plan.

                                     Selected Quarterly Data
                                           (Unaudited)

                                 2003         2003         2002         2002
                                Second        First       Fourth        Third
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $2,657,933   $2,523,523   $2,549,729   $2,510,411

Provision for Loan Losses        139,723       29,984      116,031       24,512

Noninterest Income               392,040      312,329      402,139      474,061

Noninterest Expense            1,698,838    1,605,767    1,623,687    1,626,874

Income Before Extraordinary
Item and Cumulative Effect of
Change in Accounting Principle   846,723      846,439      905,154      936,699

Net Income                       846,723      846,439      905,154      936,699

Per Share                     $     0.29   $     0.29   $     0.31   $     0.31

                                 2002         2002         2001         2001
                                Second        First       Fourth        Third
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $2,528,335   $2,263,676   $2,217,110   $2,136,736

Provision for Loan Losses         92,373      185,666       67,953       34,128

Noninterest Income               304,107      209,022      234,848      296,300

Noninterest Expense            1,530,908    1,303,510    1,405,484    1,458,664

Income Before Extraordinary
Item and Cumulative Effect of
Change in Accounting Principle   852,138      704,049      693,786      680,092

Net Income                       852,138      704,049      693,786      680,092

Per Share                     $     0.29   $     0.24   $     0.24   $     0.22

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following is management's discussion and analysis of certain factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

         Six Months Ending June 30: 2003 versus 2002

         Earnings Summary

                  Net income of $1,693,162 for the first six months of 2003 increased by $136,975, or 8.80%, as compared to net income of $1,556,187 earned during the first six months of 2002. Earnings per share of $0.57 as of June 30, 2003 also increased from the June 30, 2002 level of $0.53, while annualized return on average assets of 1.26% and annualized return on average equity of 12.48% both decreased from 1.29% and 12.90%, respectively, when comparing the first six months of 2003 to the first six months of 2002.

                  The increase in net earnings resulted in part from a $503,777 increase in net interest income, which partially offset a $470,187 increase in noninterest expense. Additionally, a rising loan-to-deposit ratio increased to 86.35%. This resulted in loan growth outpacing deposit growth over the past six months which positively impacted earnings. Although net income increased, an increase in assets of $33,047,331, or 13.87%, and an increase in shareholders' equity of $2,774,889, or 11.13%, since June 30, 2002 lowered annualized return ratios for the period.

         Interest Income and Interest Expense

                  Total interest income of $8,483,510 for the first six months of 2003 was $16,620 less than interest income of $8,500,130 earned during the first six months of last year. As interest rates continued to decline, interest income was reduced by an overall decrease in earnings received from the Bank's investment portfolio. The rapid paydown of mortgage-backed securities, along with several exercised call options by municipal bond issuers, caused higher-yielding bonds to be replaced by lower-yielding investments. Earnings on mortgage backed securities declined by $160,080 and earnings on municipal bonds were down $53,387 when compared to the first six months of 2002. Although loan demand has been strong during the first six months of the year, as evident by a $150,185 increase in interest and fees on loans, it was not enough to offset the reduced portfolio earnings.

                  Total interest expense in the first six months of 2003 amounted to $3,302,054, reflecting a decrease of $412,065, or 11.09%, from the level reached during the first six months of 2002. This decrease is attributable to a continued decline in interest rates, which, despite reducing interest income, continued to lower the Bank's total cost of funds.

         Provision for Loan Losses

                  During the first six months of 2003, the loan loss reserve increased by $108,996 to a level of $2,091,555, or 1.00% of the outstanding loan balance. The increase was a result of a $10,857,709 increase in total loans during the first half of 2003.

                  At year end 2002, the reserve level amounted to $1,982,559, or 1.00%, of the outstanding loan balance net of unearned interest.

         Nonperforming Loans

                  Nonperforming loans consist of loans that are either 90 days or more past due or accounted for on a non-accrual basis. Loans classified as non-accrual no longer earn interest and payment in full of principal or interest is not expected. As of June 30, 2003, the Bank had a total of $1,194,574, or 0.57% of the total loan portfolio, classified as nonperforming loans, with $221,142 of this amount accounted for on a non-accrual basis.

         Noninterest Income and Noninterest Expense

                  Noninterest income of $704,369 increased $185,240, or 35.68%, for the first six months of 2003 as compared to $519,129 earned during the first six months of 2002. In total, noninterest income was driven by a $151,039 increase in interest and fees on loans which resulted from the Bank's strong loan growth during the quarter.

                  Noninterest expense of $3,304,605 increased $470,187, or 16.59%, for the first six months of 2003 as compared to the level of $2,834,418 incurred during the first six months of 2002. Salaries and benefits expenses accounted for $215,640 of the increase, as the Bank added several new employees to facilitate operations in key locations.

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

                  As of June 30, 2003, the Bank had $1,398,620 in outstanding letters of credit. This represents an increase of $246,564, or 21.40%, from the December 31, 2002 level of $1,152,056. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer. Following are the maturities of these instruments as of June 30:

                                2003     $678,196
                                2004      296,244
                                2005      424,180

         Liquidity

                  As of June 30, 2003, $65,529,559, or 31.34%, of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $36,582,908 in certificates of deposit of $100,000 or more, of which $18,596,829 will mature in one year or less.

                  With a total of $72,424,561 in certificates of deposit and $511,087 in investment securities maturing within the next year, the Bank has a maturity average ratio for the next twelve months of 54.71% when comparing current assets and current liabilities.

                  At year end 2002, $59,402,175, or 29.96%, of gross loans were scheduled to mature or were subject to repricing within one year and $86,594,738 in certificates of deposit, $21,519,170 of which were $100,000 or greater, were scheduled to mature during the same period.

         Capital Adequacy

                  Total stockholder equity was $27,702,174, or 10.19% of total assets, as of June 30, 2003. This compared to $26,545,907, or 10.02%, of total assets as of December 31, 2002.

                  Primary capital (stockholders' equity plus loan loss reserves) amounted to $29,793,729, or 10.96% of total assets as of June 30, 2003. As of December 31, 2002, primary capital was $28,528,466, or 10.76%, of total assets.

         Three Months Ending June 30: 2003 versus 2002


                  The same operating policies and philosophies discussed in the six month discussion were prevalent throughout the second quarter and the operating results were predictably similar.

         Earnings Summary

                  Net income of $846,723 for the second quarter of 2003 declined $5,415, or 0.64%, as compared to net income of $852,138 earned during the second quarter of 2002. Earnings per share of $0.29 as of June 30, 2003 were unchanged from June 30, 2002, while the annualized return on average assets of 1.24% and annualized return on average equity of 12.33% decreased from 1.42% and 13.93%, respectively, when comparing the same periods.

                  Although an $82,248 increase in net interest income, along with a $47,350 decline in the provision for loan losses and an $87,933 increase in noninterest income improved overall profitability, this increase was offset by a $167,930 increase in noninterest expense resulting primarily from increased salaries and benefits expense.

         Interest Income and Interest Expense

                  Total interest income of $4,270,981 for the second quarter of 2003 decreased $30,070, or 0.70%, from interest income of $4,301,051 earned during the second quarter of 2002. Although interest and fees earned on loans increased by $37,099, falling interest rates continued to decrease earnings on the Bank's investment portfolio, thereby reducing total interest income for the quarter.

                  Total interest expense in the second quarter of 2003 amounted to $1,613,048, reflecting a decrease of $159,668, or 9.01%, from that incurred during the second quarter of 2002. This decrease was also attributable to declining interest rates, which remained at record-low levels during the quarter.

         Provision for Loan Losses

                  During the second quarter of 2003 loan demand was exceptionally strong, resulting in an increase in loans of $10,885,501. As a result, the Bank provided an additional $109,739, for a total of $139,723, to the reserve through its provision for loan losses.

         Loans and Deposits

                  During the second quarter of 2003, net loans grew to $207,021,819, reflecting an increase of 5.48% during the quarter ended June 30, 2003.

                  Deposits decreased by $4,506,229, or 1.83%, during the three month period ending June 30, 2003. Although the Bank's core deposit base increased by $1,035,662, certificates of deposit decreased by $5,541,891 as lower interest rates and an improving stock market caused certificates to become less appealing as an investment option.

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

Table I
                         Fair Value of Financial Assets

                           Benchmark Bankshares, Inc.

                                  June 30, 2003

                                                                                                                  Current
       Categories             2004          2005          2006           2007          2008       Thereafter       Value
       ----------             ----          ----          ----           ----          ----       ----------       -----

Loans
    Commercial            $ 9,520,052             -             -             -             -             -   $  8,832,227
    Consumer               13,788,276     9,757,884     7,387,025     3,607,205     1,269,262       406,505     31,496,273
    Mortgage               33,140,098    24,943,852    22,048,215    32,110,289    37,564,907    30,720,279    150,224,099

Investments
    Municipals
        Nontaxable          1,849,587       561,633       561,633     1,670,528       939,680    10,828,636     14,433,704
        Taxable               571,693        31,450        31,450        31,450        31,450       562,900      1,076,303
    Mortgage Backed
       Securities           4,808,536     3,289,696     2,358,825     1,880,042     2,429,454     4,964,118     17,703,514

                                                                                                                  Current
       Categories             2004          2005          2006           2007          2008       Thereafter       Value
       ----------             ----          ----          ----           ----          ----       ----------       -----

Certificates of Deposit
    < 182 Days              2,538,170             -             -             -             -             -      2,528,683
    182 - 364 Days          8,134,627             -             -             -             -             -      8,079,007
    1 Year  - 2 Years      44,385,031     3,231,811             -             -             -             -     46,915,406
    2 Years - 3 Years       5,117,254    11,830,815        31,632             -             -             -     16,445,474
    3 Years - 4 Years       3,311,732     2,791,791     4,451,372       436,663             -             -     10,472,547
    4 Years - 5 Years         683,044       924,652       481,451       795,988             -             -      2,714,682
    5 Years and Over       10,050,826    14,533,340    14,326,539    10,599,975    30,034,728       505,802     71,136,859

In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at twelve month intervals.

Table II
                        Variable Interest Rate Disclosure

                           Benchmark Bankshares, Inc.

                                  June 30, 2003


                                        Valuation of Securities          No           Valuation of Securities
                                        Given an Interest Rate       Change In        Given an Interest Rate
                                     Decrease of (x) Basis Points     Interest     Increase of (x) Basis Points
             Categories                (200 BPS)      (100 BPS)         Rate          100 BPS        200 BPS
             ----------                ---------      ---------         ----          -------        -------

Loans
    Commercial                       $  9,075,080   $  8,952,646    $  8,832,227   $  8,713,785   $  8,597,281
    Consumer                           32,773,886     32,123,581      31,496,273     30,890,815     30,306,144
    Mortgage                          160,482,711    155,221,696     150,224,099    145,473,460    140,954,523

Investments
    Municipals
       Nontaxable                      15,803,440     15,113,336      14,433,704     13,739,298     12,967,050
       Taxable                          1,150,449      1,111,973       1,076,303      1,043,352      1,013,002
    Mortgage Backed Securities         18,826,552     18,265,031      17,703,514     17,141,997     16,580,477

Certificates of Deposit
    < 182 Days                          2,547,720      2,538,170       2,528,683      2,519,260      2,509,898
    182 - 364 Days                      8,180,591      8,129,545       8,079,007      8,028,971      7,979,429
    1 Year  - 2 Years                  47,923,893     47,414,309      46,915,406     46,426,852     45,948,330
    2 Years - 3 Years                  17,008,615     16,723,103      16,445,474     16,175,431     15,912,693
    3 Years - 4 Years                  10,931,834     10,698,158      10,472,547     10,254,633     10,044,070
    4 Years - 5 Years                   2,849,686      2,780,861       2,714,682      2,651,017      2,589,740
    5 Years and Over                   76,039,714     73,527,870      71,136,859     66,859,459     66,688,950


Only financial instruments that do not have daily price adjustment capabilities are herein presented.

Item 4   Controls and Procedures

         Disclosure Controls and Procedures

                  The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their last evaluation.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                  June 30, 2003


Part II  Other Information

Item 1            Legal Proceedings

                           None

Item 2            Changes in Securities

                           None

Item 3            Defaults Upon Senior Securities

                           None

Item 4            Submission of Matters to a Vote of Security Holders

                           Exhibit 1

Item 5            Other Information

                           Independent Accountant's Review Report

Item 6            Report on Form 8-K

                           No reports on Form 8-K have been filed during the
                  quarter ended June 30, 2003.

Item 99           "Additional Exhibits of Item 601(b)"

                           Exhibit 1        Section 906 Certification
                           Exhibit 2        Section 302 Certification

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have reviewed the accompanying 10-Q filing including the balance sheet of Benchmark Bankshares, Inc. (a corporation) as of June 30, 2003 and the related statements of income and cash flows for the six months and three months periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Benchmark Bankshares, Inc.

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

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The additional required information included in the 10-Q filing for June 30, 2003 is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.





                                Creedle, Jones, and Alga, P. C.
                                Certified Public Accountants

South Hill, Virginia
July 29, 2003

Page 21 of 25
Item 4
Exhibit 1


Submission of Matters to a Vote of Security Holders

Annual Stockholders' Meeting

         The Company held its annual stockholders' meeting on April 18, 2003. During the meeting, the stockholders elected four "Class B" directors for a three year term. The only remaining actions taken were related to such business that properly came before the meeting which consisted entirely of procedural matters incident to the conduct of the meeting.

         The following table details the voting activity in regards to the election of Directors:

                                   For           Against

R. Michael Berryman             1,891,482         1,401

William J. Callis               1,892,182           701

Earl H. Carter, Jr.             1,891,982           901

C. Edward Hall                  1,891,982           901

         There were 1,892,883 shares voted all by proxy. Broker positions reflected total shares of 887,392 with 842,974 shares voting and a total of 44,418 not voting.

         The following directors were not up for reelection and will serve the Company for a continuing term:

David K. Biggs                   Mary Jane Elkins

Mark F. Bragg                    J. Ryland Hamlett

Lewis W. Bridgforth              Wayne J. Parrish

Earl C. Currin, Jr.              Ben L. Watson, III

Page 22 of 25
Item 99
Exhibit 1


                    STATEMENT OF CHIEF EXECUTIVE OFFICER AND
           CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


         In connection with the Form 10-Q of Benchmark Bankshares, Inc. for the quarter ended June 30, 2003, we, Ben L. Watson, III, President and Chief Executive Officer of Benchmark Bankshares, Inc., and Janice W. Pernell, Senior Vice President, Treasurer, and Assistant Secretary of Benchmark Bankshares, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to our knowledge:

         (a) such Form 10-Q for the quarter ended June 30, 2003 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (b) the information contained in such Form 10-Q for the quarter ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Benchmark Bankshares, Inc. as of, and for, the periods presented in such Form 10-Q.



By:   Ben L. Watson, III                                  Date:  July 29, 2003
      ------------------
      President and Chief Executive Officer



By:   Janice W. Pernell                                   Date:  July 29, 2003
      -----------------
      Senior Vice President, Treasurer,
      and Assistant Secretary

Page 23 of 25
Item 99
Exhibit 2


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


Date:    July 29, 2003                    Ben L. Watson, III
                                          ------------------
                                          President and Chief Executive Officer

Page 24 of 25
Item 99
Exhibit 2

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


Date:    July 29, 2003                   Janice W. Pernell
                                         -----------------
                                         Senior Vice President, Treasurer, and
                                         Assistant Secretary

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                  June 30, 2003


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  July 29, 2003                     Ben L. Watson, III
                                         ------------------
                                         President and Chief Executive Officer






Date:  July 29, 2003                     Janice W. Pernell
                                         -----------------
                                         Senior Vice President, Treasurer,
                                         and Assistant Secretary