Form 10-Q
period 2003-09-30
BENCHMARK BANKSHARES INC
filed 2003-11-13
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the 9-month period ended September 30, 2003.

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

                    Issuer's Telephone Number: (434)676-9054


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes [X]   No [  ]                                  (2)  Yes [X]   No [  ]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined by Rule 12b-2 of the Act).  Yes [  ]   No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest applicable date:

                                  2,963,291.378

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                Table of Contents

                               September 30, 2003


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

   Item 4         Controls and Procedures

Part II           Other Information

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                 (Unaudited)       (Audited)
                                                 September 30,    December 31,
                                                     2003            2002

Assets
   Cash and due from banks                       $ 12,941,372    $ 13,340,576
   Securities
      U. S. Agency obligations                      1,800,000               -
      State and municipal obligations              14,372,414      16,069,446
      Mortgage backed securities                   15,588,073      11,213,510
      Other securities                                205,490         195,490
      Federal funds sold                           11,205,000      17,255,000

   Loans                                          212,365,504     198,255,665
      Less
         Allowance for loan losses                 (2,124,174)     (1,982,559)
                                                 -------------   -------------

               Net Loans                          210,241,330     196,273,106

   Premises and equipment - net                     4,386,881       4,285,102
   Accrued interest receivable                      1,472,824       1,292,070
   Deferred income taxes                              391,802         195,611
   Other real estate                                  546,654         502,734
   Prepaid income taxes                                 8,985               -
   Cash value life insurance                        3,741,514       3,632,755
   Other assets                                       854,776         802,744
                                                 -------------   -------------

               Total Assets                      $277,757,115    $265,058,144
                                                 =============   =============

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                  (Unaudited)      (Audited)
                                                  September 30,   December 31,
                                                      2003           2002
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)                $ 30,342,474    $ 26,372,882
      NOW accounts                                  24,120,340      23,258,069
      Money market accounts                         23,505,828      17,394,138
      Savings                                       15,409,210      13,347,995
      Time, $100,000 and over                       35,321,343      37,329,668
      Other time                                   119,504,036     118,841,688
                                                  ------------    ------------

               Total Deposits                      248,203,231     236,544,440

   Accrued interest payable                            710,227         803,167
   Accrued income tax payable                                -          32,516
   Dividends payable                                         -         593,088
   Other liabilities                                   857,426         539,026
                                                  ------------    ------------

               Total Liabilities                   249,770,884     238,512,237

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 2,963,291.378 shares
      as of 9-30-03; issued and outstanding
      2,962,234.049 shares as of 12-31-02              622,292         623,164
   Capital surplus                                   3,839,365       4,005,238
   Retained earnings                                23,080,098      21,215,858
   Unrealized security gains (losses)
      net of tax effect                                444,476         701,647
                                                  ------------    ------------

               Total Stockholders' Equity           27,986,231      26,545,907
                                                  ------------    ------------

               Total Liabilities and
                  Stockholders' Equity            $277,757,115    $265,058,144
                                                  ============    ============

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.





See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

            Consolidated Statement of Income and Comprehensive Income

                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                     2003          2002
Interest Income
   Interest and fees on loans                     $11,578,852   $11,458,408
   Interest on U. S. Government obligations             8,000        30,849
   Interest on State and municipal obligations        496,257       569,573
   Interest on mortgage backed securities             406,580       633,582
   Interest on Federal funds sold                     146,050        58,919
                                                  -----------   -----------

               Total Interest Income               12,635,739    12,751,331

Interest Expense
   Interest on deposits                             4,817,446     5,444,638
   Interest on Federal funds purchased                      -        10,271
                                                  -----------   -----------

               Total Interest Expense               4,817,446     5,454,909
                                                  -----------   -----------

               Net Interest Income                  7,818,293     7,296,422

Provision for Loan Losses                             291,612       302,551
                                                  -----------   -----------

               Net Interest Income
                  After Provision                   7,526,681     6,993,871

Noninterest Income
   Service charges, commissions, and
      fees on deposits                                585,716       382,398
   Other operating income                             430,817       555,898
   Dividends                                           41,660        27,995
   Gains (Losses) on sale of other assets             (20,953)       18,020
   Gains (Losses) on sale of securities                18,475         8,879
                                                  -----------   -----------

               Total Noninterest Income             1,055,715       993,190

Noninterest Expense
   Salaries and wages                               2,582,137     2,279,037
   Employee benefits                                  674,061       601,869
   Occupancy expense                                  299,619       252,423
   Furniture and equipment expense                    297,648       271,533
   Other operating expense                          1,186,389     1,056,430
                                                  -----------   -----------

               Total Noninterest Expense            5,039,854     4,461,292
                                                  -----------   -----------

               Net Income Before Taxes              3,542,542     3,525,769

Income Taxes                                        1,055,867     1,032,883
                                                  -----------   -----------

Net Income                                        $ 2,486,675   $ 2,492,886
                                                  ===========   ===========

Earnings Per Share, Basic                         $      0.84   $      0.84
                                                  ===========   ===========

Earnings Per Share, Diluted                       $      0.82   $      0.82
                                                  ===========   ===========

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

            Consolidated Statement of Income and Comprehensive Income

                                   (Unaudited)

                                               Three Months Ended September 30,
                                                     2003          2002
Interest Income
   Interest and fees on loans                     $3,842,289    $3,872,030
   Interest on U. S. Government obligations            8,000             -
   Interest on State and municipal obligations       157,873       177,802
   Interest on mortgage backed securities            112,982       179,904
   Interest on Federal funds sold                     31,085        21,465
                                                  -----------   -----------

               Total Interest Income               4,152,229     4,251,201

Interest Expense
   Interest on deposits                            1,515,392     1,739,843
   Interest on Federal funds purchased                     -           947
                                                  -----------   -----------

               Total Interest Expense              1,515,392     1,740,790
                                                  -----------   -----------

               Net Interest Income                 2,636,837     2,510,411

Provision for Loan Losses                            121,905        24,512
                                                  -----------   -----------

               Net Interest Income
                  After Provision                  2,514,932     2,485,899

Noninterest Income
   Service charges, commissions, and
      fees on deposits                               192,093       139,814
   Other operating income                            154,828       322,301
   Dividends                                          16,250        12,000
   Gains (Losses) on sale of other assets            (27,862)          (54)
   Losses on sale of securities                       16,037             -
                                                  -----------   -----------

               Total Noninterest Income              351,346       474,061

Noninterest Expense
   Salaries and wages                                922,514       753,529
   Employee benefits                                 211,065       220,398
   Occupancy expense                                 100,363        87,629
   Furniture and equipment expense                    98,583        97,979
   Other operating expense                           402,724       467,339
                                                  -----------   -----------

               Total Noninterest Expense           1,735,249     1,626,874
                                                  -----------   -----------

               Net Income Before Taxes             1,131,029     1,333,086

Income Taxes                                         337,516       396,387
                                                  -----------   -----------

Net Income                                        $  793,513    $  936,699
                                                  ===========   ===========

Earnings Per Share, Basic                         $     0.27    $     0.31
                                                  ===========   ===========

Earnings Per Share, Diluted                       $     0.26    $     0.30
                                                  ===========   ===========

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                     2003            2002

Cash Flows from Operating Activities             $ 2,567,435     $ 2,935,343

Cash Flows from Financing Activities
   Net increase (decrease) in demand deposits
      and interest-bearing transaction accounts 4,831,863 (4,208,022) Net increase in savings and money market
      deposits                                     8,172,905       4,352,832
   Net increase (decrease) in certificates of
      deposit                                     (1,345,977)       (363,894)
   Dividends paid                                 (1,215,524)     (1,067,588)
   Sale of stock                                     134,704          48,859
   Purchase of stock                                (301,449)       (141,585)
                                                 ------------    ------------

               Net Cash Provided (Used) by
                  Financing Activities            10,276,522      (1,379,398)

Cash Flows from Investing Activities
   Purchase of securities                        (14,849,581)       (710,551)
   Sale of securities                                823,883       2,221,136
   Maturity of securities                          9,148,514       6,580,594
   Net increase in loans                         (14,036,861)    (13,325,812)
   Purchases of premises and equipment              (432,827)       (352,090)
   Sale of other assets                              162,470         279,421
   Cash value life insurance                        (108,759)     (3,582,659)
                                                 ------------    ------------

               Net Cash (Used) by Investing
                  Activities                     (19,293,161)     (8,889,961)
                                                 ------------    ------------

(Increase) Decrease in Cash and Cash Equivalents  (6,449,204)     (7,334,016)

Beginning Cash and Cash Equivalents               30,595,576      20,955,994
                                                 ------------    ------------

Ending Cash and Cash Equivalents                 $24,146,372     $13,621,978
                                                 ============    ============

Supplemental Data
   Interest paid                                 $ 4,910,386     $ 5,679,325
   Income taxes paid                                 759,852       1,121,147


See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                               Three Months Ended September 30,
                                                    2003             2002

Cash Flows from Operating Activities            $   580,649      $ 1,220,906

Cash Flows from Financing Activities
   Decrease in Federal funds purchased                    -       (3,927,000)
   Net increase in demand deposits
      and interest-bearing transaction accounts   2,522,101         (818,382)
   Net increase in savings and money market
      deposits                                    5,376,560          771,887
   Net increase (decrease) in certificates of
      deposit                                    (1,868,335)       4,498,591
   Dividends paid                                  (622,436)        (532,988)
   Purchase of stock                                 65,099               (4)
   Sale of stock                                   (132,384)           7,790
                                                ------------     ------------

               Net Cash Provided (Used) by
                  Financing Activities            5,340,605             (106)

Cash Flows from Investing Activities
   Purchase of securities                        (4,744,550)        (200,638)
   Sale of securities                               823,883          150,000
   Securities paydowns and maturities             4,970,955        1,031,657
   Net increase in loans                         (3,179,152)        (351,673)
   Purchase of premises and equipment              (127,810)         (11,028)
   Sale of other assets                             162,470          279,421
   Cash value life insurance                        (33,753)         (46,659)
                                                ------------     ------------

               Net Cash Provided (Used) by
                  Investing Activities           (2,127,957)         851,080
                                                ------------     ------------

Increase in Cash and Cash Equivalents             3,793,297        2,071,880

Beginning Cash and Cash Equivalents              20,353,075       11,550,098
                                                ------------     ------------

Ending Cash and Cash Equivalents                $24,146,372      $13,621,978
                                                ============     ============

Supplemental Data
   Interest paid                                $ 1,532,900      $ 1,740,185
   Income taxes paid                                365,546          396,440

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 2003


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

         (j)      Earnings Per Share

                           Earnings per share were computed by using the average
                  shares outstanding for each period presented. The 2003 average shares have been adjusted to reflect the buy back of 22,000 shares of common stock by the Company and the sale of 17,850 shares of the Company's common stock through the employee stock option plan during the first nine months of 2002. The 2002 average shares have been adjusted to reflect the buy back of 14,007.864 shares of the Company's common stock and the sale of 5,950 shares through the stock option plan. The average shares of outstanding stock for the first nine months of 2003 and 2002 were 2,962,695.579 shares and 2,959,857.501 shares, respectively.

                           As of September 30, 2003, the Company had outstanding
                  granted options to purchase 158,367 shares of Benchmark Bankshares, Inc. stock to employees and directors under two separate incentive stock plans. Based on current trading values of the stock, the stock options are dilutive to the structure of the Company. Basic earnings per share for the nine month period and three month period are $0.84 and $0.27, respectively, while the dilutive earnings per share are $0.82 and $0.26, respectively.

          (k) Income Taxes. The table below reflects the components of the Net Deferred Tax Asset account as of September 30, 2003:

                        Deferred Tax Assets
                           Resulting from
                              Loan loss reserves                $574,880
                              Deferred compensation              127,874
                              BOLI Program                        34,740
                        Deferred Tax Liabilities
                           Resulting from
                              Depreciation                      (116,719)
                              Unrealized security gains         (228,973)
                                                                ---------

                                       Net Deferred Tax Asset   $391,802
                                                                =========

         (l) Comprehensive Income. The only component of other comprehensive income in the Company's operation relates to unrealized security gains and losses in the investment portfolio. The Company has elected to report this activity in the equity section of the financial statements rather than the Statement of Income. Due to the fact that this condensed filing does not include a Statement of Equity, the following table is presented to reflect the activity in Comprehensive
                  Income:

                                        Nine Month Period           Three Month Period
                                       Ending September 30,         Ending September 30,
                                        2003           2002          2003          2002

Net Income                           $2,486,675     $2,492,886     $793,513     $  936,699

Other Comprehensive Income -
   Net Unrealized Holding Gains
   (Losses) Arising During Period      (257,171)     1,360,632     (442,171)       561,468

Comprehensive Income                 $2,229,504     $3,853,518     $351,342     $1,498,167

3.       Disclosure for Benefit Plan

                The Bank has adopted a non-tax qualified retirement plan for certain officers to supplement their retirement benefits. The plan is funded through split dollar insurance instruments that provide retirement as well as a death benefit. The plan was funded by a single payment premium of $3,536,000 in the second quarter of 2002. The premium payment is classified as cash value of life insurance and as such has investment risk. To ensure the safety of this investment, the insurance carriers holding the prepaid premiums are to be rated no lower than AA by Standard & Poor's. The Bank has contracted with an outside agency to administer and monitor the plan.

                             Selected Quarterly Data
                                   (Unaudited)

                                 2003         2003         2003         2002
                                 Third       Second        First       Fourth
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $2,636,837   $2,657,933   $2,523,523   $2,549,729

Provision for Loan Losses        121,905      139,723       29,984      116,031

Noninterest Income               351,346      392,040      312,329      402,139

Noninterest Expense            1,735,249    1,698,838    1,605,767    1,623,687

Income Before Extraordinary
   Item and Cumulative Effect
   of Change in Accounting
   Principle                     793,513      846,723      846,439      905,154

Net Income                       793,513      846,723      846,439      905,154

Per Share                     $     0.27   $     0.29   $     0.29   $     0.31



                                 2002         2002         2002         2001
                                 Third       Second        First       Fourth
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $2,510,411   $2,528,335   $2,263,676   $2,217,110

Provision for Loan Losses         24,512       92,373      185,666       67,953

Noninterest Income               474,061      304,107      209,022      234,848

Noninterest Expense            1,626,874    1,530,908    1,303,510    1,405,484

Income Before Extraordinary
   Item and Cumulative Effect
   of Change in Accounting
   Principle                     936,699      852,138      704,049      693,786

Net Income                       936,699      852,138      704,049      693,786

Per Share                     $     0.31   $     0.29   $     0.24   $     0.24

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following is management's discussion and analysis of certain factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

         Forward-Looking Statements

                  This report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. The Company takes no obligation to update any forward-looking statements contained herein. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements may include, but are not limited to, significant increases in competitive pressure, changes in the interest rate environment, changes in general economic conditions, and legislative or regulatory changes. Although these statements are based upon reasonable assumptions, there is no assurance as to their accuracy. Prospective investors are cautioned not to place undue reliance on these forward-looking statements.


         Nine Months Ending September 30:  2003 Versus 2002

         Earnings Summary

                  Net income of $2,486,675 for the first nine months of 2003 was slightly below the $2,492,886 earned during the first nine months of 2002, while earnings per share of $0.84 were unchanged from the year-to-date earnings per share posted one year ago.

                  Although interest and fees earned on loans as of September 30, 2003 increased by $120,444 when compared to one year ago, several factors combined to offset this increase. First, rapid prepayments in the Bank's mortgage-backed securities portfolio reduced coupon payments and resulted in accelerated recognition of interest expense for several bonds purchased at a premium. In addition, several high-yielding municipal bonds were called by the issuer, which also served to reduce interest income. With interest rates remaining at or near all-time lows, funds are being reinvested at lower rates, thereby reducing the portfolio's overall yield and negatively impacting profitability.

                  Return on average assets declined to 1.23% from 1.37%. Contributing to this decline was the Bank's solid growth in assets combined with flat year-to-date earnings compared to one year ago. Assets as of September 30, 2003 were $277,757,115, representing a year-to-date increase of $12,698,971, or 4.79%, and a twelve-month increase of $33,988,358, or 13.94%. Shareholders' equity, which increased by $1,440,324 from the December 31, 2002 level of $26,545,907, combined with flat year-to-date earnings to lower the Bank's return on equity ratio to 12.20% from 13.37% when comparing the first nine months of 2003 with the first nine months of 2002.

                  Despite a reduction in interest income, low interest rates have also continued to reduce the Bank's cost of funds. As of September 30, 2003, interest of $4,817,446 paid on deposits had declined by $627,192 when compared to the September 30, 2002 level of $5,444,638.

                  Management believes that, moving forward, the profitability of the Bank should continue to remain strong despite flat year-to-date earnings. Higher loan demand, as indicated by the $14,109,839 year-to-date increase in the Bank's loan portfolio, has increased the loan-to-deposit ratio, thereby positioning the Bank to increase profitability by providing greater yields than are available in the investment portfolio. Additionally, management anticipates that the Bank's capital and liquidity position will remain strong, contributing to increased profitability by allowing the Bank the necessary means to take advantage of investment and growth opportunities as they materialize.

         Interest Income and Interest Expense

                  Total interest income of $12,635,739 for the first nine months of 2003 decreased $115,592, or 0.91%, from interest income of $12,751,331 recorded during the first nine months of 2002. A $14,109,839 year-to-date increase in the loan portfolio contributed to a $120,444 increase in interest and fees earned on loans as compared to the first nine months of 2002; however, decreased earnings from the investment portfolio offset this increase. Rapid prepayments in the Bank's mortgage-backed security holdings resulted in accelerated recognition of interest expense for bonds purchased at a premium and lessened interest income from coupon payments. In addition, several municipal bonds were called by the issuer during the year, reducing overall interest income and causing the Bank to reinvest these funds at lower interest rates.

                  Total interest expense in the first nine months of 2003 decreased to a level of $4,817,446, reflecting a decline of $637,463, or 11.69%, from the expense incurred during the first nine months of 2002, despite a year-to-date increase of $11,658,791 in total deposits. The combination of historically low interest rates and $3,969,592, or 34.05%, in deposit growth attributable to noninterest-bearing checking deposits resulted in the decline in interest expense.

         Allowance for Loan Losses

                  While the Company's loan loss experience ratio remains low, management continues to set aside increasing provisions to the loan loss reserve to replace charged off loans and to compensate for loan growth. During the first nine months of 2003, the Bank has contributed a total of $291,612 to the allowance through the provision for loan losses and has charged off a total of $151,721 in loans. Year-to-date, the loan loss reserve has increased by $141,615, to a level of $2,124,174, or 1.00% of outstanding loan balances.

                  At year end 2002, the reserve level amounted to $1,982,559 or 1.00% of outstanding loan balances, net of unearned interest.

         Nonperforming Loans

                  Nonperforming loans consist of loans that are either 90 days or more past due or accounted for on a non-accrual basis. Loans classified as non-accrual no longer earn interest and payment in full of principal or interest is not expected. As of September 30, 2003, the Bank had a total of $1,030,158, or 0.49% of the total loan portfolio, classified as nonperforming loans, with $273,227 of this amount accounted for on a non-accrual basis.

         Noninterest Income and Noninterest Expense

                  Noninterest income of $1,055,715 increased $62,525, or 6.30%, for the first nine months of 2003 as compared to the level of $993,190 reached during the first nine months of 2002. Although income from the Bank's alternative investments program declined, the decline was offset by an increase in fees from a newly established secondary mortgage program and increased earnings from Bank owned life insurance. ATM income and fees on deposits also increased as a result of a $32,061,204 increase in total deposits since September 30, 2002.

                  Noninterest expense of $5,039,854 increased $578,562, or 12.97%, for the first nine months of 2003 as compared to the level of $4,461,292 reached during the first nine months of 2002. Additional staffing to support the Bank's continued growth, combined with the higher costs of employee benefits, accounted for much of the difference, while increased occupancy expense related to a new facility in Blackstone also contributed to the increase.

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

                  As of September 30, 2003, the Bank had $1,537,213 in outstanding letters of credit. This represents an increase of $385,157, or 33.43%, from the December 31, 2002 level of $1,152,056. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer. Following are the maturities of these instruments as of:

                             September 30,

                                 2003            $680,696
                                 2004             432,337
                                 2005             424,180

         Liquidity

                  As of September 30, 2003, $65,451,649 or 30.86% of the gross loan portfolio will mature or is subject to repricing within one year. These loans are funded in part by $35,321,343 in certificates of deposit of $100,000 or more, of which $16,931,921, or 47.94%, will mature in one year or less.

                  At year end 2002, $54,489,969 or 27.98% of gross loans were scheduled to mature or were subject to repricing within one year and $31,032,514 in certificates of deposit were scheduled to mature during 2003.

         Capital Adequacy

                  Total stockholder equity was $27,986,231 or 10.08% of total assets as of September 30, 2003. This compared to $26,545,907 or 10.03% of total assets as of December 31, 2002.

                  Primary capital (stockholders' equity plus loan loss reserves) of $30,110,405 represents 10.84% of total assets as of September 30, 2003 as compared to $28,528,466 or 10.76% of total assets as of December 31, 2002.

                  The increase in equity position is attributable to increased reserves, which resulted from year-to-date loan growth of $14,109,839, and increased retained earnings after record net income achieved during 2002.

         Three Months Ending September 30:  2003 Versus 2002

                  The same operating policies and philosophies discussed in the nine month discussion were prevalent throughout the third quarter and the operating results were predictably similar.

         Earnings Summary

                  Net income of $793,513 for the third quarter of 2003 decreased $143,186, or 15.29%, as compared to the $936,699 earned during the third quarter of 2002. Earnings per share of $0.27 for the third quarter of 2003 decreased by $0.04, or 12.90%, when compared to the corresponding period in 2002. The annualized return on average assets was 1.15% and the return on average equity was 11.40% for the third quarter of 2003. This compares to a return on average assets of 1.54% and a return on average equity of 14.65% for the same period in 2002.

                  The decrease in earnings resulted from a decline in noninterest income, which was impacted by a $27,862 loss related to the sale of other assets and a decrease in earnings from the Bank's alternative investment program as compared to the third quarter of last year. Noninterest expenses also increased as salaries expense, occupancy expense, and technology expenditures increased in support of the Bank's continued growth initiatives.

         Interest Income and Interest Expense

                  Total interest income of $4,152,229 for the third quarter of 2003 decreased $98,972, or 2.33%, from total interest income of $4,251,201 earned during the corresponding quarter in 2002. The decrease resulted from several factors. First, rapid prepayments of mortgage-backed securities reduced cash flow and increased the amortization of expenses related to bonds purchased at a premium. Next, decreasing interest rates and reduced loan demand for the quarter as compared to last year resulted in decreased interest and fees from loans. Interest and fees on loans amounted to $3,842,289, representing a decrease of $29,741 from the corresponding period in 2002.

                  Interest expense for the third quarter of 2003 decreased $225,398, or 12.95%, from the same period in 2002. The decrease was again attributable to a lower cost of funds due to declining interest rates and growth in noninterest-bearing checking accounts, which accounted for $4,136,230 of the $6,030,326 growth in deposits during the third quarter of 2003.

         Allowance for Loan Losses

                  Gross loans increased by $3,252,130 during the third quarter, showing strong loan demand compared to the $351,673 increase in loans during the third quarter of 2002. During the period, the Bank provided an additional $121,905 to the reserve through its provision for loan loss. This amounted to an increase of $32,619, net of charge-off activity.

         Loans and Deposits

                  During the third quarter of 2003, gross loans increased by $3,252,130, or 1.56%, to close the quarter at $212,365,504.

                  Deposits of $242,172,905 reflected an increase of $6,030,326, or 2.49%, for the three month period ending September 30, 2003. The increase in deposits was attributable to a $4,136,230 increase in noninterest-bearing checking deposits and a $4,457,009 increase in money market accounts, which offset a $1,868,335 decrease in time deposits.

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

Table 1
                         Fair Value of Financial Assets

                           Benchmark Bankshares, Inc.

                               September 30, 2003

                                                                                                                       Current
          Categories                2004          2005          2006          2007          2008      Thereafter        Value

Loans
    Commercial                  $11,571,582   $         -   $         -   $         -   $         -   $         -   $ 10,942,394
    Consumer                     14,197,513     9,399,458     7,376,420     3,236,500     1,259,338       400,922     31,262,203
    Mortgage                     33,414,339    23,080,369    24,054,067    29,910,058    42,220,991    13,395,961    142,620,324
Investments
    U. S. Government agencies        99,400       103,000       103,000       103,000        13,000     1,182,850      1,814,139
    Municipals
       Nontaxable                 1,239,705       582,545       577,295     1,686,190       952,305    11,737,502     13,861,690
       Taxable                      540,243             -             -             -             -             -        518,874
    Mortgage Backed Securities    5,330,050     3,280,969     2,165,586     1,517,283     1,449,335     3,320,097     15,588,075

                                                                                                                   Current
          Categories             2004          2005          2006          2007          2008      Thereafter       Value

Certificates of Deposits
    < 182 days                 2,302,705             -             -             -             -             -      2,297,676
    182 - 364 days             7,962,597             -             -             -             -             -      7,913,079
    1 year - 2 years          41,610,036     1,000,743             -             -             -             -     42,030,044
    2 years - 3 years          7,945,896     8,509,079        60,228             -             -             -     16,061,341
    3 years - 4 years          3,324,126     3,538,446     3,955,559         9,164             -             -     10,312,978
    4 years - 5 years            803,072       661,536       554,826     1,059,932             -             -      2,881,368
    5 years and over           9,177,743    17,592,131    11,785,568    15,400,982    29,480,253       270,348     74,504,542

In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at six and twelve month intervals.

Table 2

                        Variable Interest Rate Disclosure

                           Benchmark Bankshares, Inc.

                               September 30, 2003


                                        Valuation of Securities            No           Valuation of Securities
                                        Given an Interest Rate          Change In       Given an Interest Rate
                                      Decrease of (x) Basis Points      Interest      Increase of (x) Basis Points
              Categories                (200 BPS)       (100 BPS)         Rate          100 BPS         200 BPS

Loans
    Commercial                        $ 11,153,332   $ 11,046,856     $ 10,942,394    $ 10,839,890   $ 10,739,287
    Consumer                            32,510,502     31,875,223       31,262,203      30,670,355     30,098,656
    Mortgage                           153,762,176    147,998,106      142,620,324     137,592,571    132,882,791

Investments
    U. S. Government agencies            1,904,361      1,876,608        1,814,139       1,803,476      1,677,404
    Municipals
       Nontaxable                       15,244,530     14,564,003       13,861,690      13,143,141     12,356,227
       Taxable                             524,008        521,413          518,874         516,385        513,942
    Mortgage Backed Securities          16,447,609     16,017,840       15,588,075      15,158,309     14,728,541

Certificates of Deposit
    < 182 days                           2,311,124      2,304,385        2,297,676       2,290,997      2,284,348
    182 - 364 days                       8,012,613      7,962,597        7,913,079       7,864,051      7,815,509
    1 year - 2 years                    42,896,152     42,458,684       42,030,044      41,609,968     41,198,202
    2 years - 3 years                   16,552,996     16,303,891       16,061,341      15,825,107     15,594,960
    3 years - 4 years                   10,738,678     10,522,282       10,312,978      10,110,457      9,914,427
    4 years - 5 years                    3,031,779      2,955,039        2,881,368       2,810,607      2,742,609
    5 years and over                    79,646,842     77,012,644       74,504,542      72,115,040     69,837,162

Only financial instruments that do not have daily price adjustment capabilities are herein presented.

Item 4   Controls and Procedures

         Disclosure Controls and Procedures

                  The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods required by the Securities and Exchange Commission. Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their last evaluation.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                               September 30, 2003


         Part II  Other Information

         Item 1            Legal Proceedings

                                    None

         Item 2            Changes in Securities

                                    None

         Item 3            Defaults Upon Senior Securities

                                    None

         Item 4            Submission of Matters to a Vote of Security Holders

                                    Exhibit 1

         Item 5            Other Information

                                    Independent Accountant's Review Report

         Item 6            Report on Form 8-K

                                    No reports on Form 8-K have been filed
                           during the quarter ended September 30, 2003.

         Item 99           "Additional Exhibits of Item 601(b)"
                                    Exhibit 31       Section 302 Certification
                                    Exhibit 32       Section 906 Certification

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have reviewed the accompanying 10-Q filing including the balance sheet of Benchmark Bankshares, Inc. (a corporation) as of September 30, 2003 and the related statements of income and cash flows for the nine months and three months periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Benchmark Bankshares, Inc.

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

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The additional required information included in the 10-Q filing for September 30, 2003 is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.





                                     Creedle, Jones, and Alga, P. C.
                                     Certified Public Accountants

South Hill, Virginia
November 1, 2003

Page 22 of 26
Item 4
Exhibit 1


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

         The following directors were not up for reelection and will serve the Company for a continuing term:

David K. Biggs            Mary Jane Elkins

Mark F. Bragg             J. Ryland Hamlett

Lewis W. Bridgforth       Wayne J. Parish

Earl C. Currin, Jr.       Ben L. Watson, III

Page 23 of 26
Item 99
Exhibit 31


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


Date:    November 1, 2003                Ben L. Watson, III
                                         President and Chief Executive Officer

Page 24 of 26
Item 99
Exhibit 31


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

Date:    November 1, 2003                Janice W. Pernell
                                         Senior Vice President, Treasurer, and
                                         Assistant Secretary

Page 25 of 26
Item 99
Exhibit 32


                    STATEMENT OF CHIEF EXECUTIVE OFFICER AND
           CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


         In connection with the Form 10-Q of Benchmark Bankshares, Inc. for the quarter ended September 30, 2003, we, Ben L. Watson, III, President and Chief Executive Officer of Benchmark Bankshares, Inc., and Janice W. Pernell, Senior Vice President, Treasurer, and Assistant Secretary of Benchmark Bankshares, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to our knowledge:

         (a) such Form 10-Q for the quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (b) the information contained in such Form 10-Q for the quarter ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Benchmark Bankshares, Inc. as of, and for, the periods presented in such Form 10-Q.



By:      Ben L. Watson, III                            Date:  November 1, 2003
         President and Chief Executive Officer



By:      Janice W. Pernell                             Date:  November 1, 2003
         Senior Vice President, Treasurer,
         and Assistant Secretary

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                               September 30, 2003


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  November 1, 2003                  Ben L. Watson, III
                                         President and Chief Executive Officer






Date:  November 1, 2003                  Janice W. Pernell
                                         Senior Vice President, Treasurer, and
                                         Assistant Secretary