Form 10-K
period 2003-12-31
BENCHMARK BANKSHARES INC
filed 2004-03-22
CIK 804563

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003.

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

Registrant's telephone number, including area code (434)676-9054.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The number of shares outstanding of the registrant's common stock, $0.21 par value was 2,963,404.198 at March 1, 2004.

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

         At December 31, 2003, the Company and its subsidiary employed 106 full-time and 10 part-time persons.

Benchmark Community Bank

         The Bank opened for business on September 8, 1971 under its original name of The Lunenburg County Bank. It started business in temporary quarters and in 1974 moved to its present location at 100 South Broad Street, Kenbridge, Virginia 23944.

         Also in 1974, the Bank opened its first full-service branch in the Town of Victoria, Virginia. Today, the Bank has nine full-service banking offices in the Towns of Kenbridge and Victoria in Lunenburg County, the Town of Farmville (two offices) in Prince Edward County, the Town of Crewe in Nottoway County, the Towns of South Hill, Clarksville, and Chase City in Mecklenburg County, and the Town of Lawrenceville in Brunswick County. The Bank has also established an office in the Town of Blackstone in Nottoway County and is in the process of constructing a new full-service branch adjacent to a current temporary facility. All offices are located in the State of Virginia.

         The Bank offers a wide range of banking and related financial services to individuals and small to medium ranged businesses. The services offered are in the form of checking, savings accounts, NOW and money market accounts, certificates of deposit, business loans, personal loans, mortgage loans, and other consumer oriented financial services including IRAs, safe deposit, drive-up, night deposit, internet banking, and automatic-teller machines at all but its downtown Farmville location. The Bank does not offer any trust services.

Competition

         The Bank encounters strong competition for its banking services within its primary market area. There are seven commercial banks actively engaged in business in the market area, including four major statewide banking organizations. The Bank is the only community bank actively engaged in business in Lunenburg and Brunswick Counties, and one of two such banks in the Town of Farmville, Prince Edward County, and one of three such banks in Mecklenburg County, and one of two such banks in Nottoway County. Finance companies, mortgage companies, credit unions, and savings banks also compete with the Bank for loans and deposits. In addition, the Bank must compete for deposits with money market mutual funds that are marketed nationally.

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

Restrictions

Investments

         As required by the Virginia Security for Public Deposits Act, the Bank has pledged $6,856,441 at cost of its investment portfolio to safeguard State and local municipalities' deposits as of December 31, 2003.

         By virtue of the Bank holding deposits for the Federal government, it is subject to Section 31CFR202 of the Code of Federal Regulation, which requires, in part, the collateralization of Federal deposits. As of December 31, 2003, the Bank had $394,149 pledged for Federal deposits.

         The Bank is required by Section 19 of the Federal Reserve Act to maintain a certain level of reserves consisting of cash and other liquid assets in proportion to types of deposit accounts held. At year end 2003, the Bank's vault cash met the statutory requirement so designated by the Act.

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

Executive Officers

         For information concerning the Executive Officers of the Company, refer to Part III, Item 10, found on pages 65 and 66 of this report.

ITEM 2    PROPERTIES

         The main office of the Bank, which is owned by the Bank, consists of three contiguous buildings. The combined office is a two-story building of masonry construction and contains approximately 6,200 square feet of space on the first floor, all of which is used for a full-service banking operation, including four teller windows, loan offices, an automatic-teller machine, and customer service for Kenbridge. The bookkeeping and computer operations for the entire bank are located on the second floor of the office, which has 3,200 square feet of floor space. Administrative offices for the entire Bank are also located in this building. Additionally, there is an adjacent, but separate, three-lane drive-up facility located just behind the office. In October of 2003, the Bank purchased a building located behind the existing drive-up facility in Kenbridge. This building contains approximately 5,200 square feet of space. Current plans are to remodel and convert this facility to a new Operations Department during 2004.

         The Victoria branch office, also owned by the Bank, was constructed in 1982 and contains approximately 2,500 square feet of floor space. It houses four teller windows, has a drive-up unit, which serves two lanes of traffic, and an automatic-teller machine.

         The Farmville branch office, which opened in June of 1989, contains approximately 1,650 square feet of floor space and is a leased facility. The Bank signed a new lease effective October 15, 1998. The lease has a five year original term with five additional options to renew for additional twelve month terms. The current monthly lease amount as of December 31, 2003 was $1,250. The office contains three teller windows. Currently, the office has no drive-up unit. The Bank added a third office to the Branch in 1998.

         The South Hill office, which opened for business in September, 1989, is also housed in a leased facility. During 2000, the Bank renegotiated its lease to extend the agreement to June 30, 2005. The lease provides for renewal options of twelve month periods for an additional five years. The current monthly lease amount as of December 31, 2003 was $1,950. This amount can be renegotiated in August of 2004. This office contains approximately 2,900 square feet of floor space and operates four teller windows, a drive-up unit, which serves two lanes of traffic, and an automatic-teller machine.

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

         During 2003, the Bank acquired three adjoining lots in Blackstone, Virginia upon which a new facility, similar in size and structure to the Bank's facility in Crewe, would be constructed. During the construction of the new branch building, the Bank currently operates out of a leased, temporary facility adjacent to the permanent facility. A lease for the temporary Bank facility was entered into on December 9, 2002 and has a monthly payment of $875. The lease for the vacant lot was entered into on December 11, 2002 and has a monthly payment of $600. Both lease agreements are entered into on a month-to-month basis.

         The construction period is anticipated to last until July 2004, after which time the Bank would move its banking operations in Blackstone from the temporary facility into the new building.

ITEM 3      LEGAL PROCEEDINGS

         None

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

Market for Common Equity

         The Company's stock is listed and quoted daily in the Virginia Over the Counter Section under the ticker symbol BMRB.OB. This information is supplied daily by the National Association of Security Dealers to Virginia newspapers.

         The following table sets forth information concerning the closing market price of the stock since its initial listing:

                              Closing Price
                             of Common Stock

    2003

First Quarter                     $12.50
Second Quarter                     14.50
Third Quarter                      14.90
Fourth Quarter                     14.75

    2002

First Quarter                     $10.60
Second Quarter                     13.00
Third Quarter                      12.00
Fourth Quarter                     12.60

    2001

First Quarter                     $ 9.25
Second Quarter                     10.00
Third Quarter                      10.00
Fourth Quarter                     10.00

    2000

First Quarter                     $ 9.00
Second Quarter                      8.88
Third Quarter                       9.75
Fourth Quarter                      9.25

    1999

First Quarter                     $12.50
Second Quarter                     12.75
Third Quarter                      12.00
Fourth Quarter                     10.75

         The Company declared a $0.21 per share semi-annual dividend in June and $0.21 per share semi-annual dividend in December, for total dividends of $0.42 per share paid during 2003. The semi-annual dividends declared in 2002 amounted to $.18 per share in June and $.20 per share in December, for a total of $.38 per share paid in 2002.

         As of December 31, 2003, the Bank had 941 shareholders of record, exclusive of shares held in street name.

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

         As of December 31, 2003, there has been no issuance of preferred stock as authorized in the Articles of Incorporation.

ITEM 6      SELECTED FINANCIAL DATA

                                           Years Ended December 31,
                                 2003      2002      2001      2000      1999
                                 ----      ----      ----      ----      ----
                             (In thousands of dollars, except per share amounts)

Interest income                $ 16,807  $ 17,047  $ 17,401  $ 16,422  $ 15,126
Interest expense                  6,267     7,200     8,755     8,002     7,376
                               --------  --------  --------  --------  --------
Net interest income              10,540     9,847     8,646     8,420     7,750
Provision for loan losses           292       419       198       201       606
Other operating revenue           1,452     1,395     1,044     1,006       742
Other operating expense           6,724     6,085     5,600     5,069     4,317
                               --------  --------  --------  --------  --------

Income Before Income Taxes        4,976     4,738     3,892     4,156     3,569

Income Taxes                      1,381     1,340     1,156     1,311     1,057
                               --------  --------  --------  --------  --------

Net Income                        3,595     3,398     2,736     2,845     2,512

Per Share Data (1)
   Net income                      1.21      1.15      0.92      0.95      0.83
   Cash dividends declared         0.42      0.38      0.36      0.34      0.32

Balance Sheet Amounts
   (at end of period)
      Total assets              283,886   265,058   241,813   205,253   193,324
      Total loans (2)           214,704   198,256   176,077   163,038   150,675
      Total deposits            253,200   236,544   216,361   181,197   164,741
      Total equity               28,613    26,546    23,477    22,185    20,048

Book value per share
(at end of period)                 9.63      8.96      7.90      7.38      6.65

Selected Financial Ratios
(as a percentage)
  Net income to average equity    13.02     13.57     11.87     13.49     12.76
  Net income to average assets     1.30      1.39      1.23      1.42      1.31
  Loans to deposits (3)           84.80     83.81     82.20     90.90     92.39
  Primary capital to total
    assets (at end
      of period) (4)              10.40     10.28     10.30     11.46     10.65
  Net interest yield (5)           4.17      4.37      4.12      4.50      4.33
  Allowance for loan losses
    to loans (at end of
    period) (6)                    0.92      1.00      1.00      1.01      1.00
  Nonperforming loans to loans
    (at end of period) (7)         0.50      0.05      0.70      0.92      1.04
  Net charge offs to average
    loans (3)                      0.14      0.11      0.05      0.04      0.45

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

Overview

         The Company continued to grow through its subsidiary, Benchmark Community Bank, as the Bank experienced steady growth in both loans and deposits over the past twelve months. Despite an increase of over $16.6 million in deposits during this time, the Bank's overall cost of deposits continued to decline as interest rates continued to remain at record-low levels. As a result, interest expense incurred during 2003 amounted to $6.3 million, representing a $932,000 decline from interest paid in 2002.

         Loan growth of $16.4 million essentially mirrored deposit growth during 2003. While low interest rates have reduced the Bank's cost of funds, they have also continued to negatively impact earnings, as evidenced by the $238,718 decline in interest income during 2003. Overall, the effect was a $693,832 increase in net interest income. This increase, combined with a $57,356 increase in noninterest income, served to offset a $639,214 increase in noninterest expense. The end result was a 5.81% increase in net income to a record level of $3,59 million in 2003, marking the second straight year that the Bank has recorded earnings in excess of $3.0 million.

         Management continues to focus on growth by researching ways to improve existing services, by implementing new services, and by looking for additional expansion opportunities throughout Southside Virginia. With this in mind, the Bank has made plans to expand its current lending efforts in South Boston/Halifax County while also constructing a new branch location in Blackstone, Virginia.

A Comparison of 2003 Versus 2002

Results of Operations and Financial Conditions

         Net income of $3,595,527 in 2003 was an increase of $197,487, or 5.81%, from net income of $3,398,040 in 2002. Earnings per share of $1.21 in 2003 increased by $0.06, or 5.22%, from earnings per share of $1.15 in 2002. Total interest income declined by $238,718 as lower interest rates resulted in decreased earnings from the investment portfolio. Despite an 8.30% increase in loans, amounting to $16,448,081, interest and fees earned on loans increased by only $24,272. On the other hand, even with a $16,656,055, or 7.04%, increase in deposits, interest expense declined by $932,550 as a result of sustained low interest rates during the year.

         In 2003, the Bank achieved a return on average assets of 1.30% as compared to a 1.39% in 2002. Return on equity of 13.02% for the year ended 2003 reflected a decrease from the 2002 level of 13.57%. Total assets increased by $18,828,217 during 2003, while increased salaries and other expenses kept net income slightly higher than that achieved in 2002. This increased asset base, combined with similar earnings, resulted in the decline in return on assets. On the equity side, the $2,066,993 increase in total equity, which resulted from increased earnings over the past two years, combined with the slight increase in earnings contributed to the lower return on equity.

Net Interest Income

         Net interest income of $10,539,983 in 2003 reflected an increase of $693,832, or 7.05%, over net interest income of $9,846,151 in 2002.

         Total interest income of $16,807,833 in 2003 was down $238,718, or 1.40%, from total interest income of $17,046,551 in 2002, while total interest expense of $6,267,850 in 2003 decreased by $932,550, or 12.95%, from total interest expense of $7,200,400 incurred during 2002.

         The increase in net interest income resulted from a continued decline in interest rates, which, despite the negative impact on interest received from loans, served to reduce the Bank's cost of funds. (Refer to Table D, "Analysis of Changes in Net Interest Income," for an analysis of the impact of volume and rate.)

         Although market rates declined in 2003, the Bank experienced only a slight decrease in interest margin. The cost of deposits dropped 121 basis points while earnings on loans and investments decreased by 122 basis points, resulting in an interest rate spread of 3.76% in 2003 versus an interest rate spread of 3.77% in 2002. (Refer to Table C, "Interest Rates Earned and Paid," for further analysis of interest rate activity.)

Loans

         The Bank utilizes the following types of loans in servicing the trade area:

              Commercial                     $ 24,566,093      11.44%
              Consumer                         30,635,698      14.27%
              Real Estate - Construction        1,686,791       0.79%
              Real Estate - Mortgage          157,815,164      73.50%

         These types of loans have traditionally provided the Bank with a steady source of quality interest-earning assets. The maturities of these loans range from commercial loans and real estate construction loans maturing in less than one year to installment and real estate credits that may exceed five years. With the exception of home equity loans, which are short-term in nature, mortgage loans, which represent 73.50% of the portfolio, are typically fifteen to twenty year payback loans with three to five year balloon options. By setting maturities of loans for a short-term, the Bank can effectively manage its asset/liability mix, as most deposit accounts mature in one year or less.

Allowance for Loan Losses

         The 2003 year ending level of the allowance for loan losses amounted to $1,984,101, which was $1,542, or 0.08%, higher than the level of $1,982,559 one year ago. By obtaining a high degree of collateral, the Bank has avoided a portion of credit risk; however, the Bank constantly monitors its loan portfolio for credit weaknesses. During 2003, the Bank incurred net charge offs for loan losses of $290,070. As of the year end 2003, the Bank's allowance for loan losses represented 0.92% of gross loans.

         In the fourth quarter of 2003, the Bank began working to adopt a new loan loss reserve methodology that better conforms to FAS 5, Accounting for Contingencies and FAS 114, Accounting by Creditors for Impairment of a Loan. This new methodology is expected to be finalized and in place by the end of the first quarter of 2004. The Bank's current methodology dictates that a reserve level of 1.00% of gross loans, which previously was the regulatory minimum, is more than is needed in reserve based on identified problem loans. As a result, loans charged off during the fourth quarter were charged to the reserve account, which in turn was not replenished from earnings back to a level of 1.00%. The result was a decrease in both the loan loss reserve and the current year's provision, which was $126,970 lower when compared to the prior year.

Noninterest Income and Noninterest Expense

         Total noninterest income, which is primarily due to fees charged for customer services, amounted to $1,452,685 during 2003. This represents an increase of $57,356, or 4.11%, over the 2002 level of $1,395,329. This increase is attributable in part to an increase in the Bank's deposit customer base as a result of continued growth among the Bank's branches and a new branch location in Blackstone.

         Total noninterest expense in 2003 of $6,724,193 reflects an increase of $639,214, or 10.50%, over the 2002 level of $6,084,979. The increase resulted primarily from an increase in salaries as a result of several factors, including the addition of personnel to support the Bank's growth initiatives and a restructuring of the Bank's health insurance plan. Other factors, such as normal increases in operating expenses, contributed to the increase.

Premises and Equipment

         The Bank's premises and equipment increased by $683,845 during the year, as shown in the table below.

                                                     Equipment,
                                       Leasehold     Furniture,   Construction
  Office/Area      Land     Building  Improvements  and Fixtures   in Process

Kenbridge        $ 13,800    $    -   $          -    $ 20,464      $284,216
Victoria                -         -              -      16,144             -
Farmville #1            -         -              -      24,286             -
South Hill              -         -              -      20,048             -
Farmville #2            -         -              -      16,457             -
Crewe                   -         -              -       8,178             -
Lawrenceville           -         -              -      12,287             -
Clarksville             -         -              -      10,530             -
Chase City              -         -              -       6,039             -
Blackstone        202,125     9,760              -      39,511             -
                 --------    ------   ------------    --------      --------

     Total       $215,925    $9,760   $          -    $173,944      $284,216
                 ========    ======   ============    ========      ========

Securities

         Pursuant to guidelines established in FAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Bank has elected to classify a majority of its current portfolio as securities available-for-sale. This category refers to investments that are not actively traded but are not anticipated by management to be held-to-maturity. Typically, these types of investments will be utilized by management to meet short-term asset/liability management needs.

         For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains and losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The impact of this unrealized gain on securities positively impacted stockholders' equity in the amount of $541,816, therefore, affecting the book value of the Company's stock. The book value per share of the stock inclusive of the FAS 115 adjustment was $9.63, while the book value per share is $9.45 when reported exclusive of the FAS 115 impact.

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

         As of December 31, 2003, the Bank had $1,283,313 in outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

         At current year end, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, construction loans, and unfunded business loans. The total amount of these commitments amounted to $35,509,335.

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

Liquidity

         The Bank's funding requirements are supplied by a wide range of traditional banking sources, including various types of demand, money market, savings, certificates of deposit, and Federal funds purchased. Certificates of deposit of $100,000 or more decreased by $3,870,839, or 10.37%, in 2003 to a level of $33,331,859. These deposits currently represent 13.16% of the Bank's total deposit base. The amount of these certificates of deposit maturing during 2004 is $14,772,672, while $18,559,187 matures between one and five years.

         A GAP analysis is presented in Table L. This analysis reflects the difference between maturing and repricing of interest-earning assets and interest-bearing liabilities. A positive gap indicates more assets are maturing than liabilities. Conversely, a negative gap indicates more liabilities mature than assets during a given period. Assets classified as immediately maturing are those assets which can be repriced or converted to cash immediately upon demand. Liabilities classified as immediately maturing are those which can be withdrawn on demand except that the Bank has assigned an 84% retention rate on core savings, money market accounts and a 76% retention rate to interest checking deposits. The GAP analysis shows a net positive gap of $14.48 million when immediately maturing interest-bearing liabilities are deducted from immediately maturing interest-earning assets. The cumulative gap remains positive throughout the comparison; however, the one to three year period and the three to five year period both show a negative gap of $30.12 and $15.54 million, respectively. These deficit gap results from the customer preference for longer term certificates of deposit in an effort to improve portfolio yields.

         The nature of the large gap deficit is an industry-wide situation that is typical of the banking industry where a bulk of the Bank's assets are financed by short-term deposits; however, the Bank is satisfied that it can meet the liquidity needs by utilizing three to five year balloon notes for real estate financing and a one year maturity for commercial loans. This strategy, while not meeting exact liquidity needs on a dollar for dollar asset/liability mix, does provide a near match without sacrificing a positive interest rate spread.

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

         The Company began a capital buyback program during 1999. Through this program, the Company repurchased 25,307 shares of stock, amounting to $349,766, during the year of 2003. The Company also began expensing stock options in 2003 (see Note 16 on page 55) which resulted in a $14,220 increase in capital during 2003. In addition, strong earnings through the operation of the Bank generated an additional $2,349,774 in capital, after paying dividends of $1,275,753, or $0.42 per share, during the year. This activity, plus the sale of $212,626 in common stock through the stock option plan, raised year end capital exclusive of unrealized security losses, net of tax effect, to a level of $28,071,084 representing a 2.71% increase over the 2002 year ending level of $25,844,260.

         The primary capital to total assets ratio stands at 10.08% as of December 31, 2003. This amount is well above current industry standards. Refer to Item 14(d)(5) for additional capital ratio analysis. Due to the increase in earnings, subsequent earnings retention, and sale of common stock, the Company's capital position was strengthened and, as a result, the Company remains well capitalized for the banking industry even after initiating a stock buyback program.

         Pursuant to regulations of the Federal Reserve Board, the Company is required to maintain certain minimum levels of capital in its bank subsidiary. At December 31, 2003, the Bank maintained the following capital ratios:

        Total Risk-Based Capital Ratio                     12.91%
        Tier I Risk-Based Capital Ratio                    11.91%
        Tier I Leverage Ratio                               8.35%

         These ratios exceed the minimum ratios required by regulatory authorities for the Bank to be considered well capitalized.

Inflationary Factors

         The Bank's earnings are greatly impacted by inflation and the actions of the Federal Reserve Board. The year 2003 was a period of falling interest rates as the Federal Reserve attempted to stimulate the economy by again lowering the Federal discount window rate and the targeted Federal funds rate. The interest spread margin for the year was 3.76% versus a 3.77% margin spread for 2002. Refer to Table C.

Lending and Funding Strategies

         The Bank relies on traditional sources of funding such as demand deposits, interest- bearing checking, money market deposit accounts, savings accounts, and certificates of deposit for funding its activities. These funds are subsequently loaned to the local community, with the exception of cash and prudent liquidity needs. Traditionally, the Bank has experienced a strong loan demand as evidenced by the $16.4 million increase in loans during 2003.

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

Loans

         The Bank utilizes the following types of loans in servicing the trade area:

        Commercial                            $21,872,278      11.03%
        Consumer                               29,903,542      15.08%
        Real Estate - Construction              1,619,807       0.82%
        Real Estate - Mortgage                144,860,038      73.07%

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

              Increase in Capitalized Premises and Equipment


                                                                Equipment,
                                                Leasehold     Furniture, and
   Office/Area              Land    Building   Improvements      Fixtures

Kenbridge                 $51,500   $     -    $          -      $ 57,333
Victoria                        -         -               -        45,507
Farmville #1                    -         -               -        43,102
South Hill                      -         -               -        55,834
Farmville #2                    -         -               -        50,237
Crewe                           -         -               -        18,934
Lawrenceville                   -    28,921               -        26,287
Clarksville                     -    27,162               -        17,776
Chase City                      -         -               -        24,429
                          -------   -------    ------------      --------

     Total                $51,500   $56,083    $          -      $339,439
                          =======   =======    ============      ========

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

         At year end 2002, the loan-to-deposit ratio had risen as the rate of loan growth exceeded inflow of deposits.

TABLE A.  COMPARATIVE SUMMARY OF EARNINGS

                                            Years Ending December 31,
                                       2003           2002           2001
                               (In thousands of dollars, except per share data)

Interest Income
  Interest and fees on loans       $      15,407  $      15,383  $      15,611
  Interest on investment securities
    U. S. Government agencies
      and mortgage backed securities         576            806            721
    State and political subdivisions         638            746            579
    Other securities                           -              -             10
    Interest on Federal funds sold           186            112            481
                                   -------------  -------------  -------------

          Total Interest Income           16,807         17,047         17,402

Interest Expense
   Interest-bearing checking deposits        290            430            626
   Savings deposits                           99            183            250
   Time deposits                           5,878          6,577          7,879
   Federal funds purchased                     -             10              -
                                   -------------  -------------  -------------

          Total Interest Expense           6,267          7,200          8,755
                                   -------------  -------------  -------------

Net Interest Income                       10,540          9,847          8,647

Provision for Loan Losses                    292            419            198
                                   -------------  -------------  -------------

          Net Interest Income
             After Provision
             for Loan Losses              10,248          9,428          8,449

Noninterest Income
   Service charges on deposit accounts       637            641            555
   Other operating income                    722            646            482
   Net investment securities gains
      (losses)                                19              9              2
   Gain (Loss) on sale of other assets        13             58              4
   Dividends                                  61             41              -
                                   -------------  -------------  -------------

          Total Noninterest Income         1,452          1,395          1,043

Noninterest Expense
   Salaries                                3,463          3,085          2,837
   Employee benefits                         878            866            652
   Occupancy expense                         344            338            327
   Other operating expense                 2,039          1,796          1,784
                                   -------------  -------------  -------------

          Total Noninterest Expense        6,724          6,085          5,600
                                   -------------  -------------  -------------

Net Income Before Taxes                    4,976          4,738          3,892
Provision for Income Tax                   1,381          1,340          1,155
                                   -------------  -------------  -------------

          Net Income               $       3,595  $       3,398  $       2,737
                                   =============  =============  =============

Per Share - Based on Weighted Average
  Net income                       $        1.21  $        1.15  $        0.92
  Average shares outstanding       2,962,993.670  2,967,443.297  2,970,003.060
  Average shares assuming dilution 3,008,000.835  3,004,426.000  2,997,357.000

TABLE B.  AVERAGE BALANCE SHEETS

                            (In thousands of dollars)

                                          Years Ended December 31,
                                2003               2002              2001
                                ----               ----              ----

                           Amount     %      Amount     %      Amount     %

Assets
  Cash and due from banks $ 13,053    4.72  $ 11,703    3.55  $  9,447    2.92
  Investment securities     31,323   11.32    31,843   13.05    24,282   10.94
  Federal funds sold        17,439    6.30     7,543    3.09    14,225    6.41
  Loans (net)              204,020   73.71   186,078   76.28   169,434   76.31
  Bank premises and
    equipment                4,397    1.59     4,319    1.77     3,981    1.79
  Accrued interest           1,330    0.48     1,395    0.57     1,599    0.72
  Cash value life insurance  3,707    1.34     1,972    0.81         -       -
  Other assets               1,528    0.54     2,150    0.88     2,014    0.91
                          --------  ------  --------  ------  --------  ------

                          $276,797  100.00  $247,003  100.00  $224,982  100.00
                          ========  ======  ========  ======  ========  ======

Liabilities and Stockholders' Equity
   Deposits
      Demand              $ 54,377   19.65  $ 47,728   19.32  $ 44,599   19.82
      Savings and MMA       36,508   13.19    26,613   10.78    19,859    8.83
      Time                 156,880   56.68   145,881   59.06   136,054   60.47
   Federal funds purchased       -       -       427    0.17         -       -
   Accrued interest            690    0.25       767    0.31       929    0.41
   Other liabilities           727    0.25       546    0.22       485    0.22
   Stockholders' equity     27,615    9.98    25,041   10.14    23,056   10.25
                          --------  ------  --------  ------  --------  ------

                          $276,797  100.00  $247,003  100.00  $224,982  100.00
                          ========  ======  ========  ======  ========  ======

TABLE C.  INTEREST RATES EARNED AND PAID (In thousands of dollars)

                                                  2003                        2002                        2001
                                                  ----                        ----                        ----
                                        Average            Yield/   Average            Yield/   Average            Yield/
Description                             Balance  Interest   Rate    Balance  Interest   Rate    Balance  Interest   Rate
-----------                             -------  --------   ----    -------  --------   ----    -------  --------   ----

Interest-Earning Assets
   Investment securities               $ 31,323  $ 1,292    4.12%  $ 31,843  $ 1,552    4.87%  $ 24,282  $ 1,309    5.39%
   Federal funds sold                    17,439      186    1.07%     7,543      112    1.48%    14,225      481    3.38%
   Loans (1) (2)                        204,020   14,392    7.05%   187,950   15,383    8.18%   171,145   15,611    9.12%
                                       --------  -------    -----  --------  -------    -----  --------  -------    -----

                                       $252,782   15,870    6.28%  $227,336   17,047    7.50%  $209,652   17,401    8.30%
                                       ========                    ========                    ========

Interest-Bearing Liabilities
   Deposits                            $248,337    6,270    2.52%  $192,655    7,190    3.73%  $175,291    8,755    4.99%
   Federal funds purchased                    -        -    0.00%       427       10    2.34%         -        -    0.00%
                                       --------  -------    -----  --------  -------    -----  --------  -------    -----

          Total Interest-Bearing
             Liabilities               $248,337    6,270    2.52%  $193,082    7,200     3.73%  $175,291   8,755    4.99%
                                       ========  -------           ========  -------            ======== -------

Net interest income/yield (3) (4)                $ 9,600                     $ 9,847                     $ 8,646
                                                 =======                     =======                     =======

Interest spread (5)                                         3.76%                        3.77%                      3.31%





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

TABLE D.  ANALYSIS OF CHANGE IN NET INTEREST INCOME (In thousands of dollars)

                                            Year 2003 over 2002                 Year 2002 over 2001
                                       Increase (Decrease)    Total        Increase (Decrease)     Total
                                        Due to Change In:    Increase      Due to Change In:      Increase
                                        Volume    Rate      (Decrease)      Volume    Rate       (Decrease)

Increase (Decrease) in
  Investment securities                $  172   $  (509)     $ (337)       $   369   $ (126)      $   243
  Federal funds sold                       93       (19)         74           (226)    (143)        (369)
  Loans                                 1,159    (1,135)         24            157     (385)        (228)
                                       -------  --------     -------       --------  -------      -------

          Total                         1,424    (1,663)       (239)           300     (654)        (354)

Interest Expense
   Deposit accounts                       419    (1,341)       (922)         1,343   (2,908)      (1,565)
   Federal funds purchased                (10)        -         (10)            10        -           10
                                       -------  --------     -------       --------  -------      -------

          Total                           409    (1,341)       (932)         1,353   (2,908)      (1,555)
                                       -------  --------     -------       --------  -------      -------

Increase (Decrease) in
   Net Interest Income                 $1,015   $  (322)     $  693        $(1,053)  $2,254       $1,201
                                       =======  ========     =======       ========  =======      =======


                                            Year 2001 over 2000
                                       Increase (Decrease)    Total
                                        Due to Change In:    Increase
                                        Volume   Rate       (Decrease)
Increase (Decrease) in
  Investment securities                $   50   $ (197)      $ (147)
  Federal funds sold                      510     (438)          72
  Loans                                 1,240     (186)       1,054
                                       -------  -------      ------

          Total                         1,800     (821)         979

Interest Expense
   Deposit accounts                     1,108     (301)         807
   Federal funds purchased                (54)       -          (54)
                                       -------  -------      -------

          Total                         1,054     (301)         753
                                       -------  -------      -------

Increase (Decrease) in
  Net Interest Income                  $  746   $ (520)      $  226
                                       =======  =======      =======

TABLE E.  INVESTMENT SECURITIES

         The carrying amount and approximate market values of investment securities are summarized below:

                                    Book     Unrealized  Unrealized     Market
                                    Value       Gains      Losses       Value

Available-for-Sale
 December 31, 2003
   U. S. Government agencies    $   498,125  $    9,175    $     -   $   507,300
   Mortgage backed securities    14,533,929     134,223     71,060    14,597,092
   State and political
     subdivisions                13,051,756     761,489     12,893    13,800,352
   Other securities                 259,506           -          -       259,506
                                -----------  ----------    -------   -----------

                                $28,343,316  $  904,887    $83,953   $29,164,250
                                ===========  ==========    =======   ===========

 December 31, 2002
   Mortgage backed securities   $10,849,727  $  363,783    $     -   $11,213,510
   State and political
      subdivisions               14,858,319     699,318          -    15,557,637
   Other securities                 195,490           -          -       195,490
                                -----------  ----------    -------   -----------

                                $25,903,536  $1,063,101    $     -   $26,966,637
                                ===========  ==========    =======   ===========

Held-to-Maturity
 December 31, 2003
   U. S. Government agencies    $ 2,492,812  $   36,135    $     -   $ 2,528,947
                                ===========  ==========    =======   ===========
 December 31, 2002
   State and political
      subdivisions              $   511,809  $   17,497    $     -   $   529,306
                                ===========  ==========    =======   ===========

         The maturities of investment securities at December 31, 2003 were as follows:

                                    Book Value      Market Value

Available-for-Sale
   Due from one to five years      $16,837,547     $  16,978,253
   Due from five to ten years       10,178,138        10,849,191
   After ten years                   1,068,125         1,077,300
   Other securities                    259,506           259,506

Held-to-Maturity
   Due from five to ten years          500,000           508,905
   After 10 years                    1,992,812         2,020,042

         Securities having a market value of $7,250,590 and $8,994,013 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes.

         In the event of the sale of securities, the cost basis of the security, adjusted for the amortization of premium or discounts, will be used when calculating gains or losses.

         The maturity distribution, book value, and approximate tax equivalent yield (assuming a 34% Federal income tax rate) of the investment securities portfolio at December 31, 2003 is presented in the following table (in thousands of dollars):

                                                     Maturity

                                                 After One but          After Five but
                        Within One Year           Within Five              Within Ten               After Ten
                        Amount   Yield(2)      Amount     Yield(2)      Amount     Yield(2)     Amount     Yield(2)
                        ------   -----         ------     -----         ------     -----        ------     -----

Mortgage Backed
   Securities           $    -   0.00%      $13,631,717   3.73%      $   902,212   5.22%      $        -   0.00%
State and Political
   Subdivisions              -   0.00%        3,205,829   6.06%        9,275,926   6.32%         570,000   5.30%
Federal Agencies             -   0.00%                -   0.00%          500,000   5.00%       2,490,938   6.03%
                        ------   -----      -----------   -----      -----------   -----      ----------   -----

          Total(1)      $    -   0.00%      $16,837,546   4.18%      $10,678,138   6.16%      $3,060,938   5.90%
                        ======   =====      ===========   =====      ===========   =====      ==========   =====



(1) Values stated at book value, exclusive of other securities, which include Federal Reserve Bank stock, Community Bankers' Bank stock, CBS Holdings, and Bankers' Title, which amount to $259,506 at year end 2003.

(2) The yield is the weighted average Federal Tax Equivalent yield on cost.

TABLE F.  LOAN PORTFOLIO

         The table below classifies gross loans by major category and percentage distribution at December 31 for 2003, 2002, and 2001:

                        2003                  2002                  2001
                   Amount       %        Amount       %        Amount       %

Commercial      $ 24,566,093  11.44   $ 21,872,278  11.03   $ 19,293,070  10.85
Consumer          30,635,698  14.27     29,903,542  15.08     32,954,231  18.53
Real Estate -
  Construction     1,686,791   0.79      1,619,807   0.82        947,775   0.53
Real Estate -
  Mortgage       157,815,164  73.50    144,860,038  73.07    124,657,873  70.09


         The following table shows maturities of the major loan categories and their maturity schedules at December 31, 2003 for fixed interest rate and floating interest rate loans:

Table 1 - Fixed Rate Loans

                                       Due After
                                       One Year
                         One Year      but Within     Due After
                          or Less      Five Years     Five Years       Total

Commercial              $16,141,156   $    483,630   $         -   $ 16,624,786
Consumer                  2,729,513     26,493,212     1,230,851     30,453,576
Real Estate -
  Construction            1,686,791              -             -      1,686,791
Real Estate -
  Mortgage               18,589,897    108,954,250    14,553,873    142,098,020
                        -----------   ------------   -----------   ------------

     Total              $39,147,357   $135,931,092   $15,784,724   $190,863,173
                        ===========   ============   ===========   ============


Table 2 - Floating Rate Loans

                                        Over One
                                        Year but
                         One Year      Within Five      Over
                          or Less         Years       Five Years      Total

Commercial              $ 7,866,307   $     75,000   $         -   $  7,941,307
Consumer                      2,122        180,000             -        182,122
Real Estate -
   Mortgage               6,201,970      2,720,370     6,794,804     15,717,144
                        -----------   ------------   -----------   ------------

     Total              $14,070,399   $  2,975,370   $ 6,794,804   $ 23,840,573
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

         Nonperforming loans consist of loans accounted for on a nonaccrual basis and loans which are contractually past due 90 days or more as to interest and/or principal payments regardless of the amount of collateral held. The following table presents information concerning nonperforming loans for the periods indicated:

                                                             December 31,
                                                        2003     2002    2001
                                                        ----     ----    ----
                                                      (In thousands of dollars)

Commercial
  Nonaccrual                                           $    -   $    -   $   -
  Contractually past due 90 days or more                   26        -      18

Consumer
  Nonaccrual                                                4        -      74
  Contractually past due 90 days or more                   57       53       -

Real Estate
  Nonaccrual                                               26    1,048     604
  Contractually past due 90 days or more                1,013       97     273
                                                       ------   ------   -----

                                                       $1,126   $1,198   $ 969
                                                       ======   ======   =====

Nonperforming loans to gross loans at year end          0.52%    0.60%   0.54%

Effect of nonaccrual loans on interest revenue         $    2   $    9   $  34

TABLE H.  SUMMARY OF LOAN LOSS EXPERIENCE

         Loan losses have not been a significant negative factor for the Bank. The following table presents the Bank's loan loss experience and selected loan ratios for the three years ended December 31, 2003, 2002, and 2001:

                                                  2003       2002       2001
                                                  ----       ----       ----
                                                   (In thousands of dollars)

Allowance for loan losses at beginning of year  $  1,983   $  1,775   $  1,668

Loan Charge Offs
   Commercial                                        (21)         -         (1)
   Consumer                                         (284)      (192)      (242)
   Real Estate                                       (51)       (82)        (9)
                                                ---------  ---------  ---------

               Total Charge Offs                    (356)      (274)      (252)

Recoveries of Loans Previously Charged Off
   Commercial                                          -          -          -
   Consumer                                           65         63        118
   Real Estate                                         -          -         43
                                                ---------  ---------  --------

               Total Recoveries                       65         63        161
                                                ---------  ---------  --------

Net loans charged off                               (291)      (211)       (91)

Provision for loan losses                            292        418        198
                                                ---------  ---------  ---------

Allowance for loan losses at end of year        $  1,984   $  1,982   $  1,775
                                                =========  =========  =========

Average total loans (net of unearned income)    $204,020   $187,950   $171,149
Total loans (net of unearned income) at
   year end                                      214,703    198,255    177,852

Selected Loan Loss Ratios
   Net charge offs to average loans                0.14%      0.11%      0.05%
   Provision for loan losses to average loans 0.14% 0.22% 0.12% Provision for loan losses to net
      charge offs %                              100.34%    198.10%    217.58%
   Allowance for loan losses to year end loans     0.92%      1.00%      1.00%
   Loan loss coverage(1)                          18.10X     24.44X     44.95X












(1) Income before income taxes plus provision for loan losses, divided by net charge offs.

TABLE I.  COMPOSITION OF ALLOWANCE FOR LOAN LOSSES (In thousands of dollars)

                                        2003                                2002                                2001
                                        ----                                ----                                ----
                                                 Percentage                          Percentage                          Percentage
                           Allowance  Breakdown   of Loans     Allowance  Breakdown   of Loans     Allowance  Breakdown   of Loans
                             Amount       %      Outstanding     Amount       %      Outstanding     Amount       %      Outstanding
                             ------       -      -----------     ------       -      ----------      ------       -      -----------

Commercial                   $  178      8.97        11.44       $   99      4.99        11.03       $   90      5.00        10.85
Consumer                      1,051     52.98        14.27          693     34.96        15.08          990     55.00        18.53
Real Estate - Construction        -         -         0.79            -         -         0.82            -         -         0.53
Real Estate - Mortgage          755     38.05        73.50        1,190     60.05        73.07          720     40.00        70.09
                             ------    ------       ------       ------    ------       ------       ------    ------       ------

          Total              $1,984    100.00       100.00       $1,982    100.00       100.00       $1,800    100.00       100.00
                             ======    ======       ======       ======    ======       ======       ======    ======       ======

TABLE J.  DEPOSITS

         The breakdown on average deposits for the years indicated is as follows (in thousands of dollars):

                                       2003            2002            2001
                                       ----            ----            ----
                                  Average         Average         Average
                                  Balance  Rate   Balance  Rate   Balance  Rate

Noninterest-bearing demand
   deposits                      $ 29,913   -    $ 27,567   -    $ 25,221   -
Interest-bearing demand deposits   24,464  0.36    20,161  0.90    19,378  1.80
Money market accounts              21,889  0.96    13,794  1.74     9,543  2.97
Savings                            14,619  0.71    12,819  1.44    10,316  2.43
Time                              156,880  3.77   145,881  4.51   136,054  5.83
                                 --------        --------        --------

                                 $247,765        $220,222        $200,512
                                 ========        ========        ========


         Remaining maturities of time certificates of deposit of $100,000 or more at December 31, 2003 are shown below (in thousands of dollars):

                Maturity                                      December 31, 2003

Three months or less                                             $ 3,680,315
Three to six months                                                3,719,470
Six to twelve months                                               7,372,885
One to three years                                                 8,039,433
Three to five years                                               10,519,753
                                                                 -----------

                    Total                                        $33,331,856
                                                                 ===========

TABLE K.  RETURN ON EQUITY AND ASSETS

         The following table highlights certain ratios for the three years ended December 31, 2003, 2002, and 2001 (in thousands of dollars):

                                                       2003     2002     2001
                                                       ----     ----     ----

Income before securities gains and losses to
   Average total assets                                1.30%    1.39%    1.23%
   Average stockholders' equity                       13.02%   15.45%   13.60%

Net income to
   Average total assets                                1.30%    1.39%    1.23%
   Average stockholders' equity                       13.02%   13.57%   11.87%

Dividend pay out ratio (dividends declared per
   share divided by net income per share)             34.71%   33.04%   39.13%

Average stockholders' equity to average total
   assets ratio                                        9.98%   10.14%   10.25%

TABLE L.
                                  GAP Analysis
                                December 31, 2003


         The following table reflects interest-rate sensitive assets and liabilities only. The following table sets forth at December 31, 2003 interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specific period (in thousands of dollars):

                                                        Scheduled Maturity or Repricing

                                             Immediately   3 Months
                                              Adjusted     or Less    3-12 Months   1-3 Years   3-5 Years   Over 5 Years   Total
                                              --------     -------    -----------   ---------   ---------   ------------   -----

Gross loans                                   $26,928      $35,590      $55,282     $ 62,973    $ 25,651      $ 8,279      $214,703

Investment securities (1)                           -        3,637        2,050        3,272       4,074       18,463        31,496
Federal funds sold                             15,466            -            -            -           -            -        15,466
                                              -------      -------      -------     --------    --------      -------      --------

     Total Interest-Earning Assets            $42,394      $39,227      $57,332     $ 66,245    $ 29,725      $26,742      $261,665
                                              =======      =======      =======     ========    ========      =======      ========

Interest-Bearing Liabilities
   Interest-bearing demand deposits(2)        $ 4,680      $     -      $     -     $ 24,574    $      -      $     -      $ 29,254
   MMDA and savings(2)                          9,796            -            -       31,020           -            -        40,816
   Time deposits                                    -       17,253       49,265       40,774      45,264            -       152,556
                                              -------      -------      -------     --------    --------      -------      --------

      Total Interest-Bearing Deposits         $14,476      $17,253      $49,265     $ 96,368    $ 45,264      $     -      $222,626
                                              =======      =======      =======     ========    ========      =======      ========

Difference Between Interest-Earning
   Assets and Interest-Bearing Liabilities
      Period (GAP)                            $27,918      $21,974      $ 8,067     $(30,123)   $(15,539)     $26,742      $ 39,039
      Cumulative (GAP)                         27,918       49,892       57,959       27,836      12,297       39,039
      Cumulative interest-earning
         assets to interest-bearing
         liabilities                          292.86%      257.24%      171.56%       115.69%     105.52%     117.54%

(1) Does not include $87,000 in Federal Reserve stock, $50,000 in Community Bankers' Bank stock, $112,506 in Bankers' Title, and $10,000 in CBS Holdings stock.
(2) Assumes Interest Checking accounts will retain 84% and MMDA and Savings will retain 76% up to three years.

ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to Footnote 18 in the annual financial statements included in this document on page 58.


ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Financial Statements
Independent Auditor's Report

Financial Statements

     Consolidated Statements of Financial Condition - December 31, 2003 and 2002 Consolidated Statements of Income - Years Ended December 31, 2003, 2002,
        and 2001
     Consolidated Statements of Changes in Stockholders' Equity - Years
        Ended December 31, 2003 and 2002
     Consolidated Statements of Cash Flows - Years Ended December 31, 2003,
        2002, and 2001
     Notes to Consolidated Financial Statements - December 31, 2003, 2002, and 2001

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

                           Benchmark Bankshares, Inc.

                     Report on Audit of Financial Statements

                           Benchmark Bankshares, Inc.

                                Table of Contents


                                                                         Pages

Independent Auditor's Report                                                38

Exhibits

     A            Consolidated Statements of Financial Condition         39-40

     B            Consolidated Statements of Income                      41-42

     C            Consolidated Statements of Changes in
                     Stockholders' Equity                                   43

     D            Consolidated Statements of Cash Flows                  44-45

Notes to Consolidated Financial Statements                               46-63

                          Independent Auditor's Report


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have audited the accompanying consolidated statements of financial condition of Benchmark Bankshares, Inc. (a Virginia corporation) and Subsidiary, as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Bankshares, Inc. and Subsidiary, as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States of America.





                                Creedle, Jones, and Alga, P. C.
                                Certified Public Accountants

South Hill, Virginia
January 20, 2004

Page 39 of 90
                                                                      Exhibit A
                                                                         Page 1

                           Benchmark Bankshares, Inc.

                 Consolidated Statements of Financial Condition

                           December 31, 2003 and 2002


                                   A S S E T S

                                                   2003            2002
                                                   ----            ----

Cash and due from banks                        $ 12,897,917    $ 13,340,576
Interest-bearing deposits in other banks            100,000               -
Federal funds sold                               15,466,000      17,255,000
Investment securities                            31,657,062      27,478,446
Loans                                           214,703,746     198,255,665
  Less
    Allowance for loan losses                    (1,984,101)     (1,982,559)
                                               -------------   -------------

               Net Loans                        212,719,645     196,273,106

Premises and equipment - net                      4,531,321       4,285,102
Accrued interest receivable                       1,267,134       1,292,070
Deferred income taxes                               302,829         195,611
Other real estate                                   106,904         502,734
Cash value life insurance                         3,806,253       3,632,755
Refundable taxes                                    122,345               -
Other assets                                        908,951         802,744
                                               -------------   -------------

               Total Assets                    $283,886,361    $265,058,144
                                               =============   =============

Page 40 of 90
                                                                     Exhibit A
                                                                        Page 2

                           Benchmark Bankshares, Inc.

                 Consolidated Statements of Financial Condition

                           December 31, 2003 and 2002


                      Liabilities and Stockholders' Equity

                                                       2003           2002
                                                       ----           ----

Deposits
   Demand (noninterest-bearing)                    $ 30,401,821   $ 26,372,882
   NOW accounts                                      29,254,509     23,258,069
   Money market accounts                             25,265,191     17,394,138
   Savings                                           15,550,755     13,347,995
   Time, $100,000 and over                           33,331,859     37,329,668
   Other time                                       119,396,360    118,841,688
                                                   ------------   ------------

               Total Deposits                       253,200,495    236,544,440

Accrued interest payable                                667,523        803,167
Accrued income tax payable                                    -         32,516
Dividends payable                                       623,317        593,088
Other liabilities                                       782,126        539,026
                                                   ------------   ------------

               Total Liabilities                    255,273,461    238,512,237

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 12-31-03 2,970,373.959,
      issued and outstanding 12-31-02
      2,967,443.301 shares                              623,779        623,164
   Additional paid-in capital                         3,881,671      4,005,238
   Retained earnings                                 23,565,634     21,215,858
   Unrealized security gains net of tax effect          541,816        701,647
                                                   ------------   ------------

               Total Stockholders' Equity            28,612,900     26,545,907
                                                   ------------   ------------

               Total Liabilities and
                  Stockholders' Equity             $283,886,361   $265,058,144
                                                   ============   ============










See independent auditor's report and accompanying notes to financial statements.

Page 41 of 90
                                                                     Exhibit B
                                                                        Page 1

                           Benchmark Bankshares, Inc.

                        Consolidated Statements of Income

                  Years Ended December 31, 2003, 2002, and 2001


                                         2003           2002           2001
                                         ----           ----           ----

Interest Income
   Interest and fees on loans        $  15,407,584  $  15,383,312  $  15,610,703
   Interest on investment securities
      U. S. Government agencies and
         mortgage backed securities        576,279        806,026        720,685
      State and political subdivisions     638,170        745,723        578,611
      Other securities                           -              -          9,674
      Interest on Federal funds sold       185,800        111,490        481,393
                                     -------------  -------------  -------------

          Total Interest Income         16,807,833     17,046,551     17,401,066

Interest Expense
   Interest-bearing checking deposits      290,342        429,474        625,880
   Savings deposits                         99,413        183,290        250,242
   Time deposits                         5,878,095      6,577,285      7,878,935
   Federal funds purchased                       -         10,351              -
                                     -------------  -------------  -------------

          Total Interest Expense         6,267,850      7,200,400      8,755,057
                                     -------------  -------------  -------------

Net Interest Income                     10,539,983      9,846,151      8,646,009

Provision for Loan Losses                  291,612        418,582        197,886
                                     -------------  -------------  -------------

Net Interest Income After Provision
   for Loan Losses                      10,248,371      9,427,569      8,448,123

Other Income
   Service charges on deposit accounts     637,466        641,399        555,495
   Other operating income                  722,072        646,362        481,636
   Net investment securities gains          19,488          8,879          2,434
   Gain on sale of other assets             13,047         58,272          3,823
   Dividends                                60,612         40,417              -
                                     -------------  -------------  -------------
          Total Other Income             1,452,685      1,395,329      1,043,388

Other Expenses
   Salaries                              3,463,371      3,085,290      2,837,297
   Employee benefits                       878,027        865,803        651,720
   Occupancy expense                       344,010        337,523        327,230
   Other operating expenses              2,038,785      1,796,363      1,783,590
                                     -------------  -------------  -------------

          Total Other Expenses           6,724,193      6,084,979      5,599,837
                                     -------------  -------------  -------------

Income Before Income Taxes               4,976,863      4,737,919      3,891,674
Provision for Income Taxes               1,381,336      1,339,879      1,155,906
                                     -------------  -------------  -------------

          Net Income                 $   3,595,527  $   3,398,040  $   2,735,768
                                     =============  =============  =============

Page 42 of 90
                                                                      Exhibit B
                                                                         Page 2


                                         2003           2002           2001
                                         ----           ----           ----

Earnings Per Common Share - Basic    $        1.21  $        1.15  $        0.92
                                     =============  =============  =============

Earnings Per Common Share - Diluted  $        1.19  $        1.13  $        0.91
                                     =============  =============  =============

Average Shares Outstanding           2,962,993.670  2,968,723.180  2,982,679.694
                                     =============  =============  =============

Average Shares Assuming Dilution     3,013,735.670  3,011,495.000  2,997,357.000
                                     =============  =============  =============













































See independent auditor's report and accompanying notes to financial statements.

Page 43 of 90
                                                                      Exhibit C
                           Benchmark Bankshares, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                     Years Ended December 31, 2003 and 2002

                                                                                               Unrealized
                                                                  Additional                   Securities
                                                       Common      Paid-in       Retained         Gain
                                        Shares          Stock       Capital      Earnings       (Loss)(1)       Total

Balance January 1, 2002              2,970,003.060    $623,701    $4,056,859    $18,945,412     $(148,811)   $23,477,161

Net Income
  Parent                                                                           (25,897)                     (25,897)
  Equity in income of subsidiary                                                 3,423,937                    3,423,937

Sale of Stock                           11,450.000       2,405        87,045                                      89,450
Redemption of Stock                         (9.759)         (2)         (106)                                       (108)
Stock repurchase                       (14,000.000)     (2,940)     (138,560)                                   (141,500)

Semi-Annual Cash
   Dividend Declared
      June 20, 2002, $.18 per
         share                                                                    (532,988)                     (532,988)
      December 19, 2002, $.20 per
         share                                                                    (593,088)                     (593,088)

Adjustments                                                                         (1,518)                       (1,518)

Other Comprehensive Income
  (Net of Tax)
    Unrealized Security Gains
       (Losses)                                                                                   850,458        850,458
                                     --------------   ---------   -----------   ------------    ----------   ------------

Balance December 31, 2002            2,967,443.301     623,164     4,005,238     21,215,858       701,647     26,545,907

Net Income
   Parent                                                                         2,472,661                    2,472,661
   Equity in income of subsidiary                                                 1,122,866                    1,122,866

Sale of Stock                           28,240.000       5,930       206,696                                     212,626
Redemption of Stock                         (2.342)          -           (32)                                        (32)
Stock repurchase                       (25,307.000)     (5,315)     (344,451)                                   (349,766)
Stock option compensation                                             14,220                                      14,220

Semi-Annual Cash
   Dividend Declared
      June 19, 2003, $.21 per
         share                                                                     (622,436)                    (622,436)
      December 18, 2003, $.21
         per share                                                                 (623,317)                    (623,317)

Adjustments                                                                               2                            2

Other Comprehensive Income
  (Net of Tax)
    Unrealized Security Gains
       (Losses)                                                                                  (159,831)      (159,831)
                                     --------------   ---------   -----------   ------------    ----------   ------------

Balance December 31, 2003            2,970,373.959    $623,779    $3,881,671    $23,565,634     $ 541,816    $28,612,900
                                     ==============   =========   ===========   ============    ==========   ============

 (1) Net of tax effect.

See independent auditor's report and accompanying notes to financial statements.

Page 44 of 90
                                                                     Exhibit D
                                                                        Page 1

                           Benchmark Bankshares, Inc.

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2003, 2002, and 2001

                                          2003          2002          2001
                                          ----          ----          ----
                                      $114,992,160)  $30,595,576)  $20,955,994)
Cash Flows from Operating Activities
   Interest received                  $ 15,894,573   $17,473,165   $17,553,659
   Fees and commissions received         2,582,790     1,395,329     1,028,469
   Interest paid                        (6,405,960)   (7,399,494)   (8,746,489)
   Cash paid to suppliers and employees (6,074,516)   (6,084,979)   (5,383,602)
   Income taxes paid                    (1,562,227)   (1,378,385)   (1,178,176)
                                      -------------  ------------  ------------

               Net Cash Provided by
                  Operating Activities   4,434,660     4,005,636     3,273,861

Cash Flows from Investing Activities
   Proceeds from sale of investment
      securities available-for-sale        827,335     4,542,862       200,719
   Proceeds from maturity or calls of
      investments                       13,205,869     6,063,889    13,435,348
   Purchase of investment securities   (19,294,971)     (509,913)  (25,667,579)
   Loans originated                   (114,992,160)  (98,624,431)  (90,687,195)
   Principal collected on loans         98,544,079    78,221,715    77,541,503
   Purchase premises and equipment        (683,845)     (455,579)   (1,100,702)
   Cash value life insurance              (173,498)   (3,632,755)            -
   Interest-bearing deposits in
      other banks                         (100,000)            -             -
                                      -------------  ------------  ------------

               Net Cash (Used) by
                  Investing Activities (22,667,191)  (14,394,212)  (26,277,906)

Cash Flows from Financing Activities
   Net increase in demand deposits and
      savings accounts                  20,099,192    10,464,414    10,468,711
   Payments for maturing certificates
      of deposit                       (43,184,096)  (57,686,984)  (34,598,237)
   Proceeds from sales of certificates
     of deposit                         39,740,959    67,405,899    59,293,820
   Dividends paid                       (1,215,524)   (1,067,588)   (1,078,044)
   Proceeds from sale of common stock      212,626        89,450        22,140
   Payments to reacquire stock            (349,798)     (141,608)     (376,934)
   Proceeds from sale of other assets      697,513       964,575       359,846
                                      -------------  ------------  ------------
               Net Cash Provided by
                  Financing Activities  16,000,872    20,028,158    34,091,302
                                      -------------  ------------  ------------
Net Increase (Decrease) in Cash and
   Cash Equivalents                     (2,231,659)    9,639,582    11,087,257

Cash and Cash Equivalents -
   Beginning of Year                    30,595,576    20,955,994     9,868,737
                                      -------------  ------------  ------------
Cash and Cash Equivalents -
   End of Year                        $ 28,363,917   $30,595,576   $20,955,994
                                      =============  ============  ============

Page 45 of 90
                                                                     Exhibit D
                                                                        Page 2


                                          2003          2002          2001
                                          ----          ----          ----

Reconciliation of Net Income to Net
   Cash Provided by Operating Activities
      Net income                      $  3,595,527   $ 3,398,040   $ 2,735,768
      Adjustments to reconcile net
         income to net cash provided
         by operating activities
            Depreciation                   420,120       440,854       346,621
            Provision for credit losses    291,612       481,711       358,977
            (Increase) Decrease in
               Interest receivable          24,936       133,875       152,593
               Other real estate           395,830      (249,647)     (347,956)
               Other assets               (106,207)        5,773       (14,919)
               Deferred taxes             (107,218)      (72,411)      (61,675)
               Refundable taxes           (122,345)            -             -
            Increase (Decrease) in
               Interest payable           (135,644)     (199,094)       18,102
               Taxes payable               (32,516)       (6,889)       27,964
               Other liabilities           243,100       140,575        64,643
            (Gain) Loss on sale of
               securities                  (19,488)       (8,879)       (2,434)
            (Gain) Loss on sale of
               other assets                (13,047)      (58,272)       (3,823)
                                      -------------  ------------  ------------

          Net Cash Provided by
             Operating Activities     $  4,434,660   $ 4,005,636   $ 3,273,861
                                      =============  ============  ============

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds sold are purchased and sold for one day periods.

During 2003 net gains of $16,037 and during 2002 net gains of $1,727 in securities available-for-sale resulted from sales of mortgage backed securities that had experienced significant paydowns. Capitalized interest amounting to $2,465 resulted from construction of bank facilities.















See independent auditor's report and accompanying notes to financial statements.

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2003, 2002, and 2001


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

                  For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value as of the date of the statements; however, unrealized holding gains or losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. The impact of this unrealized gain on securities positively impacted stockholders' equity in the amount of $541,816 as of December 31, 2003.

                  Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using methods that approximate the interest method.

          (e) Loans. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding (simple interest).

                  Loan origination and commitment fees, as well as certain direct obligation cost, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status. As of December 31, 2003, the Company had net deferred income of $168,753.

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

                  The table below reflects the components of the Net Deferred Tax Asset account as of December 31, 2003:

Deferred tax assets resulting from loan loss reserves                $538,663
Deferred tax asset resulting from deferred
   compensation                                                       166,247
Deferred tax liability resulting from unrealized
   security gains                                                    (279,118)
Deferred tax liabilities resulting from depreciation                 (166,648)
Deferred tax asset resulting from insurance investment                 38,850
Deferred tax asset resulting from stock option compensation             4,835
                                                                     ---------

               Net Deferred Tax Asset                                $302,829
                                                                     =========

         (l) Stock Option Disclosure. At December 31, 2003, the Company has two stock-based compensation plans (one for the employees and the other for the Directors of the Company), which are described more fully in Note 16. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in 2001 and 2002 net income, as all options granted under those plans had an exercise price greater than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plans vest over a period of five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period. Refer to
                  Note 16 for additional disclosures.

2.       Investment Securities

                  The carrying amount and approximate market values of investment securities are summarized below:

                                   Book      Unrealized  Unrealized     Market
                                   Value       Gains       Losses       Value

Available-for-Sale
  December 31, 2003
   U. S. Government agencies    $   498,125  $    9,175    $     -  $   507,300
   Mortgage backed securities    14,533,929     134,223     71,060   14,597,092
   State and political
      subdivisions               13,051,756     761,489     12,893   13,800,352
   Other securities                 259,506           -          -      259,506
                                -----------  ----------    -------  -----------

                                $28,343,316  $  904,887    $83,953  $29,164,250
                                ===========  ==========    =======  ===========
  December 31, 2002
   Mortgage backed securities   $10,849,727  $  363,783    $     -  $11,213,510
   State and political
      subdivisions               14,858,319     699,318          -   15,557,637
   Other securities                 195,490           -          -      195,490
                                -----------  ----------    -------  -----------

                                $25,903,536  $1,063,101    $     -  $26,966,637
                                ===========  ==========    =======  ===========
Held-to-Maturity
  December 31, 2003
   U. S. Government agencies    $ 2,492,812  $   36,135    $     -  $ 2,528,947
                                ===========  ==========    =======  ===========
  December 31, 2002
   State and political
      subdivisions              $   511,809  $   17,497    $     -  $   529,306
                                ===========  ==========    =======  ===========

                  The maturities of investment securities at December 31, 2003 were as follows:

                                           Book Value       Market Value

        Available-for-Sale
           Due from one to five years      $16,837,547     $  16,978,253
           Due from five to ten years       10,178,138        10,849,191
           After ten years                   1,068,125         1,077,300
           Other securities                    259,506           259,506

        Held-to-Maturity
           Due from five to ten years          500,000           508,905
           After 10 years                    1,992,812         2,020,042

                  Securities having a market value of $6,853,172 and $8,994,013 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes.

                  In the event of the sale of securities, the cost basis of the security, adjusted for the amortization of premium or discounts, will be used when calculating gains or losses. In 2003, the only bonds sold were mortgage backed obligations that had experienced significant pay downs due to the availability of lower market rate financing available.

                  Other securities consist of required investments in Federal Reserve Bank stock, a regional bankers' bank stock, a title insurance company, and a brokerage company. All of these investments are booked at cost.

3.       Loans

                  A summary of loans net of participation-out activity by type follows:

                                     2003              2002
                                     ----              ----

                Commercial       $ 24,540,786      $ 21,872,278
                Consumer           30,648,597        29,903,542
                Real estate       159,514,363       146,479,845
                                 ------------      ------------

                                 $214,703,746      $198,255,665
                                 ============      ============

                  Demand deposit overdrafts amounting to $24,288 have been reclassified as short-term loans for reporting purposes.

4.       Allowance for Loan Losses

                  An analysis of the transactions in the allowance for loan losses follows:

                                      2003          2002          2001
                                      ----          ----          ----

Balance - Beginning of Year        $1,982,559    $1,774,632    $1,667,723
Provision for loan losses             291,612       418,582       197,886
Recoveries on loans                    65,852        63,129       161,091
Loans charged off                    (355,922)     (273,784)     (252,068)
                                   -----------   -----------   -----------
Balance - End of Year              $1,984,101    $1,982,559    $1,774,632
                                   ===========   ===========   ===========

                  As of December 31, 2003, the Bank had no restructured loans in the portfolio. There were $29,479 in nonaccrual loans and $12,917,380 in loans identified by management as having various degrees of weakness. As of the same date in 2002, the Bank had no restructured loans, $98,630 in nonaccrual loans, and $10,920,663 in loans with weaknesses.

5.       Office Buildings, Equipment, and Leasehold Improvements

                Major classifications of these assets are summarized as follows:

                                        Estimated
                                          Useful
                                      Lives (Years)       2003         2002
                                      -------------       ----         ----

Land                                                   $1,230,485   $1,014,560
Buildings and improvements                 6-40         3,090,411    3,080,651
Furniture and equipment                    2-10         2,519,097    2,353,744
Leasehold improvements                     5-6             66,854       66,854
Construction in progress                                  284,216            -
                                                       -----------  -----------
                                                        7,191,063    6,515,809
Less:  Accumulated depreciation                        (2,659,742)  (2,230,707)
                                                       -----------  -----------

                                                       $4,531,321   $4,285,102
                                                       ===========  ===========

                  The cost basis of fully depreciated assets totaled $882,455 at December 31, 2003.

6.       Other Real Estate

                  As of December 31, 2003, the Bank held other real estate in the amount of $106,904. The amount represents cost related to converting collateral on nonperforming loans from the customer to the Bank. All properties are being marketed or being prepared for marketing.

7.       Time Deposits

                  The maturities of time deposits are as follows:

                                           $100,000 or       Less Than
                                             Greater         $100,000

Due in six months                          $ 7,399,786     $ 26,759,782
Due from six months to one year              7,372,885       25,072,765
Due from one year to three years             8,039,433       32,733,540
Due from three years to five years          10,519,753       34,810,256
Due from five years to ten years                     -           20,017
                                           -----------     ------------

               Total                       $33,331,857     $119,396,360
                                           ===========     ============

                  Interest expense on time deposits greater than or equal to $100,000 was $1,233,822 in 2003.

8.       Federal Income Taxes

                  Federal income taxes payable, as of December 31, 2003 and 2002, were as follows:

                                                 2003           2002
                                                 ----           ----

                Currently payable             $       -      $  32,516
                Deferred                       (302,829)      (195,611)
                                              ----------     ----------

                                              $(302,829)     $(163,095)
                                              ==========     ==========

                  The components of applicable income taxes are as follows:

                                                 2003           2002
                                                 ----           ----

                Current                       $1,488,554     $1,704,583
                Deferred from income and
                   expense items                (107,218)      (364,704)
                                              -----------    -----------

                               Total          $1,381,336     $1,339,879
                                              ===========    ===========

                  Temporary differences in the recognition of income and expenses for tax and financial reporting purposes resulted in the deferred income tax asset as follows:

                                                         2003         2002

Accelerated depreciation                               $    714    $ (47,572)
Excess (Deficiency) of provision for loan
   losses over deduction for Federal
   income tax purposes                                  (39,297)      79,236
Deferred compensation                                    38,373       23,154
Cash value life insurance                                20,257       18,593
Stock option compensation                                 4,835            -
                                                       ---------   ----------

               Total Tax Impact of Temporary
                  Differences in Recognition
                  of Income and Expenses                 24,882       73,411

Tax impact of balance sheet recognition
   of unrealized security losses                         82,336     (438,115)
                                                       ---------   ----------

               Total Change to Deferred Tax
                  for the Year                         $107,218    $(364,704)
                                                       =========   ==========

                  The reasons for the difference between income tax expense and the amount computed by applying the statutory Federal income tax rates are as follows:

                                                       2003          2002
                                                       ----          ----

Statutory rates                                         34%           34%

Income tax expense at statutory
   rates                                            $1,680,960    $1,610,892

Increase (Decrease) due to
   Tax exempt income                                  (228,678)     (252,770)
   Other                                               (70,946)       52,779
                                                    -----------   -----------

                                                    $1,381,336    $1,410,901
                                                    ===========   ===========

                  Federal income tax returns are subject to examination for all years which are not barred by the statute of limitations.

9.       Commitments and Contingent Liabilities

                  At December 31, 2003 and 2002, commitments under standby letters of credit aggregated $1,283,313 and $1,152,056, respectively. These commitments are an integral part of the banking business and the Bank does not anticipate any losses as a result of these commitments. These commitments are not reflected in the consolidated financial statements. (See Note 13).

                  During the year ended December 31, 2003, the Bank incurred operating lease expense amounting to $53,276 for banking offices in addition to $7,175 depreciated for leasehold improvements.

                  Minimum lease payment at December 31, 2003 under noncancelable real property operating lease commitments for the succeeding year is:

                               2004               $26,150
                                                  ========

                  The Bank has options to renew the leased properties. The additional lease expense resulting from the future exercising of these options is not included in the 2003 totals listed herein.

                  The Bank has entered into several agreements to service and maintain equipment and software, including the Bank's core processing system, proof machines, and mailing equipment. Many of the Bank's contracts and agreements are due for renewal during 2004, resulting in the large difference between the amount shown in 2004 and that shown in succeeding years. The costs, based on current rates and contract terms, are as follows:

                            2004                   $234,484
                            2005                     13,555
                            2006                     13,555
                            2007                     10,560
                            2008                     10,560
                         Thereafter                  10,560
                                                   --------

                           Total                   $293,274
                                                   ========

                  At year end, the Bank had entered into several purchase commitments amounting to $613,737. These commitments relate to the establishment of a new full- service branch banking office in Blackstone, Virginia.

10.      Retirement Plan

                  The Bank provides for a retirement program for all qualified employees through a 401(k) plan. The plan offers a salary reduction election of up to 14 percent of W-2 compensation less incentive pay. The plan also has a proportional matching feature by the Company. In addition, the plan provides for the Company to make discretionary contributions. Both the percentage of the employer match and the annual discretionary contribution are based on the Bank's performance.

                  During 2003, Bank payments through matching and discretionary contributions totaled $153,851 while employees' salary reduction amounted to $163,078. The cost of administration for the 401(k) plan paid in 2003 amounted to $3,397.

                  The Bank has adopted a non-tax qualified retirement plan for certain officers to supplement their retirement benefits. The plan is funded through split dollar insurance instruments that provide retirement as well as a death benefit. The plan was funded by a single payment premium. The premium payment is classified as a cash value of life insurance; therefore, investment risk is present. To ensure the safety of this investment, the insurance carriers holding the prepaid premiums are to be rated no lower than AA by Standard & Poor's. The Bank has contracted with an outside agency to administer and monitor the plan. During 2002, the year of adoption, the Company expensed $71,111 for the program.

11.      Incentive Compensation

                  The Bank offers its employees incentive compensation and/or bonus arrangements based on the Bank's annual financial performance and other criteria such as length of service and officer classification. Incentive compensation totaled $120,448 and $163,974 for the years ended December 31, 2003 and 2002, respectively.

12.      Related Parties

         Loans

                  Loans to Directors and Executive Officers of the Bank and loans to companies in which they have a significant interest are made on substantially the same terms as those prevailing at the time for other loan customers. The balances of such loans outstanding were $7,911,390 and $7,637,532 at December 31, 2003 and 2002, respectively.
         During the year of 2003, new loans to the group totaled $2,534,006, while repayments amounted to $2,260,148. Certain Directors and Executive Officers have home equity loans. The net activity of these open-end credits has been reported herein.

                  As of December 31, 2003, two directors, W. J. Callis and R. M. Berryman, had outstanding loans in excess of 5 percent of stockholders' equity. The beginning balance of loans to Mr. Callis was $4,217,179 with current year activity consisting of $840,434 in advances and $1,332,485 in repayments for an ending balance of $3,725,128. The beginning balance of loans to Mr. Berryman was $311,000 with current year activity consisting of $1,148,206 in advances and $19,348 in repayments for an ending balance of $1,439,858.

         Deposits

                  As of December 31, 2003, the Bank held deposits of Directors, Executive Officers, and their related interest amounting to $2,895,687.

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

                  As noted in Note 9, on December 31, 2003, the Bank had outstanding letters of credit. These instruments are based on the financial strength of the customer and the existing relationship between the Bank and the customer.

                  As of December 31, 2003, the Bank also had unused commitments resulting from credit line deeds of trust, home equity lines, construction lines, and an unfunded business loan. The total amount of these commitments amounted to $35,509,335.

                  For related information concerning contract commitments not reflected in the balance sheet refer to Note 9.

         Concentrations

                  The Bank has no concentrations of credit concerning an individual borrower or economic segment. The Bank confines its lending activities to within the state and more specifically its local geographic areas. The concentrations of credit by loan type are set forth in Note 3. Regulatory requirements limit the Bank's aggregate loans to any one borrower to a level of approximately $3,484,563, or 15 percent, of the Bank's equity, exclusive of unrealized gains or losses.

14.      Regulatory Matters

                  Pursuant to regulations of the Federal Reserve Board, the banking operation of the Company is required to maintain certain minimum levels of capital. The Bank maintained the following capital ratios as of December 31:

                                                   2003     2002       Well
                                                  Actual   Actual   Capitalized
                                                   Rate     Rate     Standards

Total Risk Based Capital to Risk
   Weighted Assets                                12.92%   11.46%      10.00%
                                                  ======   ======      ======

Tier I Capital to Risk Weighted Assets            11.92%   10.54%       6.00%
                                                  ======   ======      ======

Tier I Capital to Total Average Assets             8.35%    8.87%       5.00%
                                                  ======   ======      ======

                  The capital ratios continued to exceed minimum standards and were strengthened due to both increased earnings and the stock repurchase program.

15.      Capital

                  The Company continued the stock repurchase program initiated in 1999. Through the repurchase program, the Company bought back 25,307 shares of common stock in 2003.

                  The Company also sold stock through the employee stock option plan. The sales for the year amounted to 28,240 shares of common stock. The net result of the stock plans resulted in an increase of $615 in common stock and a decrease of $137,787 in additional paid-in capital.

                  The Company is authorized to issue 200,000 shares of preferred stock with a par value of $25.00. To date, no preferred stock has been issued by the Company. Currently, management has no plans to utilize this second class of stock.

16.      Stock Option Plan

                  On April 20, 1995, the stockholders retroactively approved two incentive stock option plans with an effective date of March 16, 1995. One plan, consisting of option awards to purchase 120,000 shares of the Company's common stock, was approved for the employees of the Company, while the second plan consisting of option awards to purchase 80,000 shares of the Company's common stock was approved for the "outside" Directors of the Company. All participants must have been employed for two calendar years, and all options were fully vested one year after the grant date.

                  At the annual stockholders meeting held on April 15, 1999, the stockholders approved a plan that increased the number of shares in the Employee Stock Option Plan from 120,000 shares by an additional 150,000 shares for a total of 270,000 shares. All of the options expire ten years from the date of grant. In addition, the vesting schedule for options granted after April 15, 1999 was changed to five years, 20 percent in each year, beginning one year after the grant date. Prior to January 1, 2003, the Company accounted for both plans in accordance with Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. Because options are issued at a price above the current market price of the stock at the time of issue, no impact on earnings has been recognized in years prior to 2003.

                  Beginning January 1, 2003, the Company adopted the fair value based method of accounting for stock options using the prospective method of transition pursuant to FAS 148, Accounting for Stock-Based Compensation. The following table shows the effect on net income and earnings per share if the fair value based method of accounting had been applied to all outstanding and unvested awards as of December 31, 2003:

                                                 Years Ended December 31,
                                              2003         2002         2001
                                              ----         ----         ----

Net Income, as reported                    $3,595,527   $3,398,040   $2,735,768
Add:  Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                   9,304            -            -
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                 (33,183)     (61,038)     (23,880)
                                           -----------  -----------  -----------

Pro forma net income                       $3,571,648   $3,337,002   $2,711,888
                                           ===========  ===========  ===========
Earnings per share
   Basic - as reported                     $     1.21   $     1.15   $     0.92
                                           ===========  ===========  ===========

   Basic - pro forma                       $     1.21   $     1.12   $     0.91
                                           ===========  ===========  ===========

   Diluted - as reported                   $     1.19   $     1.13   $     0.91
                                           ===========  ===========  ===========

   Diluted - pro forma                     $     1.19   $     1.11   $     0.90
                                           ===========  ===========  ===========

                  The fair value of each option grant is estimated as of the date the option is granted using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       2003           2002
                                                       ----           ----

        Dividend Yield                                 3.00%          3.13%

        Expected Stock Volatility                     20.17%         41.88%

        Expected Life of the Stock Option            10 Years       10 Years

        Risk-Free Interest Rate                        4.01%          4.76%

                  Table 1 below details the status of the shares in the Employee Plan as of December 31, 2003 and 2002. Table 2 details the status of the shares in the Director Plan as of December 31, 2003 and 2002:

TABLE 1
Employee Stock Option Plan

                                                     2003                       2002
                                                     ----                       ----
                                                           Weighted-                  Weighted-
                                                            Average                    Average
                                               Shares    Exercise Price   Shares    Exercise Price

Shares Outstanding at January 1                108,217       $ 9.84       115,267       $ 9.61
   Add:   Options Granted During the Year       25,000        14.24        10,000        12.93
   Less:  Options Exercised During the Year     19,240         7.60         6,250         7.85
   Less:  Options Forfeited During the Year      2,000        12.25        10,800        11.46
Shares Outstanding at December 31              111,977        11.16       108,217         9.84
Exercisable at Year End                         53,757         9.19        60,657         8.60

                                               Exercise       Fair        Exercise       Fair
                                                Price         Value        Price         Value
Weighted Average of Options Granted
   During the Year                              $14.24       $ 2.82        $12.93       $ 4.79

TABLE 2
Director Stock Option Plan
                                                     2003                       2002
                                                     ----                       ----
                                                           Weighted-                  Weighted-
                                                            Average                    Average
                                               Shares    Exercise Price   Shares    Exercise Price

Shares Outstanding at January 1                 58,000       $ 8.18        51,000       $ 8.00
   Add:   Options Granted During the Year            -            -        12,000        12.50
   Less:  Options Exercised During the Year      9,000         7.38         5,000         7.38
   Less:  Options Forfeited During the Year          -            -             -            -
Shares Outstanding at December 31               49,000            -        58,000         8.18
Exercisable at Year End                         49,000         8.33        46,000         8.00

                                               Exercise       Fair        Exercise       Fair
                                                Price         Value        Price         Value
Weighted Average of Options Granted
   During the Year                              $    -       $    -        $12.50       $ 7.40

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

                  The estimated fair values of the Bank's financial instruments are as follows:

                                      2003                        2002
                                      ----                        ----

                            Carrying        Fair         Carrying       Fair
                             Amount         Value         Amount        Value
Financial Assets
  Cash and due from banks $ 12,897,917  $ 12,897,917  $ 13,340,576  $ 13,340,576
  Federal funds sold        15,466,000    15,466,000    17,255,000    17,255,000
  Investments
     Available-for-sale     28,083,809    28,904,748    26,966,637    26,966,637
     Held-to-maturity        2,492,813     2,528,948       511,809       529,306
  Loans
     Commercial loans       24,566,093    23,272,438    21,872,278    20,988,557
     Consumer loans         30,635,698    29,941,086    29,903,542    29,906,419
     Real estate loans     159,501,955   153,436,669   147,321,191   127,340,941
     Participation loans -
        out                  1,519,159     1,519,159       841,346       841,346
  Cash value life insurance  3,806,253     3,806,253     3,632,755     3,632,755

                                      2003                        2002
                                      ----                        ----

                            Carrying        Fair         Carrying       Fair
                             Amount         Value         Amount        Value
Financial Liabilities
  Deposits
    Demand (noninterest-
       bearing)             30,401,821    30,401,821    26,372,882    26,372,882
    Demand (interest-
       bearing)             44,805,264    44,805,264    40,652,207    40,652,207
    Savings                 15,550,755    15,550,755    13,347,995    13,347,995
    Certificates of
       deposit             152,728,219   152,954,384   156,171,356   156,963,338

Unrecognized Financial Instruments
  Unused loan commitments   35,509,335    35,509,335    37,149,451    37,149,451
  Unissued letters of
     credit                  1,283,313     1,283,313     1,152,056     1,152,056

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

Table 1


                           Benchmark Bankshares, Inc.

                         Fair Value of Financial Assets

                                December 31, 2003

                                                                                                                       Current
           Categories               2004          2005          2006          2007          2008       Thereafter       Value
           ----------               ----          ----          ----          ----          ----       ----------       -----

Loans
  Commercial                     $24,540,786   $         -   $         -   $         -   $         -   $         -   $ 23,272,438
  Consumer                        13,462,002     9,140,387     7,105,045     3,073,650     1,427,428       539,246     29,941,086
  Mortgage                        33,685,445    22,949,838    26,935,000    30,850,579    46,983,081    27,054,690    153,436,669

Investments
  U. S. Government Agencies          174,900       174,900       174,900       174,900       174,900     1,299,500      3,036,248
  Mortgage Backed Securities       4,733,312     2,991,576     2,028,430     1,454,383     1,418,554     2,457,054     14,597,094
  Municipals
    Nontaxable                       582,464       590,855     1,230,855     1,291,926     2,319,560    10,379,530     13,880,355

Certificates of Deposits
  < 182 days                       1,724,063             -             -             -             -           -        1,720,298
  182 - 364 days                   8,200,154             -             -             -             -           -        8,149,158
  1 year - 2 years                38,130,534     1,770,492             -             -             -           -       39,326,019
  2 years - 3 years                9,890,590     6,089,111         3,121             -             -           -       15,552,263
  3 years - 4 years                3,248,737     3,774,311     3,711,643        39,109             -           -       10,244,006
  4 years - 5 years                  811,681       669,907       689,126       906,418             -           -        2,872,957
  5 years and over                 6,257,244    18,564,147    10,184,363    20,522,055    29,240,030      31,207       75,089,683

                  In the above table, the cash flows are spread over the life of the financial products in annual increments as of December 31 of each year with the final column, Current Value, detailing the present value discounting of the cash flows at current market rates.

Table 2

                           Benchmark Bankshares, Inc.

                        Variable Interest Rate Disclosure

                                December 31, 2003

                                        Valuation of Securities           No          Valuation of Securities
                                        Given an Interest Rate        Change In       Given an Interest Rate
                                      Decrease of (x) Basis Points     Interest     Increase of (x) Basis Points
Categories                              (200 BPS)      (100 BPS)         Rate         100 BPS        200 BPS
----------                              ---------      ---------         ----         -------        -------

Loans
   Commercial                         $ 23,722,364   $ 23,495,247    $ 23,272,438   $ 23,053,815   $ 22,775,671
   Consumer                             31,142,395     30,531,081      29,941,086     29,371,389     28,821,029
   Mortgage                            163,922,970    158,546,969     153,436,669    148,575,714    143,948,921
Investments
   U. S. Government Agencies             3,164,325      3,137,599       3,036,248      2,999,906      2,755,418
   Mortgage Backed Securities           15,422,525     15,009,810      14,597,094     14,184,378     13,771,664
   Municipals
     Nontaxable                         15,277,864     14,532,350      13,800,355     13,009,613     12,185,313

                                        Valuation of Securities           No          Valuation of Securities
                                        Given an Interest Rate        Change In       Given an Interest Rate
                                      Decrease of (x) Basis Points     Interest     Increase of (x) Basis Points
Categories                              (200 BPS)      (100 BPS)         Rate         100 BPS        200 BPS
----------                              ---------      ---------         ----         -------        -------

Certificates of Deposit
   < 182 days                            1,730,366      1,725,321       1,720,298      1,715,297      1,710,319
   182 - 364 days                        8,251,663      8,200,154       8,149,158      8,098,668      8,048,678
   1 year - 2 years                     40,152,630     39,735,034      39,326,019     38,925,324     38,532,698
   2 years - 3 years                    15,982,824     15,764,826      15,552,263     15,344,944     15,142,684
   3 years - 4 years                    10,664,283     10,450,663      10,244,006     10,044,009      9,850,387
   4 years - 5 years                     3,019,189      2,944,612       2,872,957      2,804,075      2,737,828
   5 years and over                     80,430,218     77,694,251      75,089,683     72,608,722     70,244,115

                  Only financial instruments that do not have daily price adjustment capabilities are herein presented.

19.      Parent Company

                  Financial statements for Benchmark Bankshares, Inc. (not consolidated) are herein presented. Since the parent company has not entered into any substantial transactions, only the parent company's statements are presented.

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                                 Balance Sheets

                        December 31, 2003, 2002, and 2001

                                     Assets

                                          2003          2002          2001
                                          ----          ----          ----

Cash                                   $ 4,840,661   $ 3,720,694   $ 3,867,818
Investment in subsidiary                24,395,556    23,418,838    20,143,862
Receivable - reimbursement                       -             -            81
                                       -----------   -----------   -----------

               Total Assets            $29,236,217   $27,139,532   $24,011,761
                                       ===========   ===========   ===========

                      Liabilities and Stockholders' Equity

Liabilities
   Dividends payable                   $   623,317   $   593,088   $   534,600

Stockholders' Equity
   Common stock, par value $.21 per
      share, authorized 4,000,000 shares;
      issued and outstanding 12-31-03
      2,962,993.670, issued and
      outstanding 12-31-02 2,967,443.301,
      issued and outstanding 12-31-01
      2,970,003.06                         623,779       623,701       623,701
   Capital surplus                       3,881,671     4,005,238     4,056,859
   Retained earnings                    24,107,450    21,917,505    18,796,601
                                       -----------   -----------   -----------

              Total Stockholders'
                 Equity                 28,612,900    26,546,444    23,477,161
                                       -----------   -----------   -----------

              Total Liabilities and
                 Stockholders' Equity  $29,236,217   $27,139,532   $24,011,761
                                       ===========   ===========   ===========

                              Statements of Income

                  Years Ended December 31, 2003, 2002, and 2001

                                          2003          2002          2001
                                          ----          ----          ----
Income
   Dividends from subsidiary           $ 2,500,000   $ 1,000,000   $ 1,000,000
                                       -----------   -----------   -----------
               Total Income              2,500,000     1,000,000     1,000,000
Expenses
   Professional fees                        14,621        12,550        12,872
   Supplies, printing, and postage           9,923        13,347        10,515
   Taxes - miscellaneous                     2,795             -           850
                                       -----------   -----------   -----------
               Total Expenses               27,339        25,897        24,237
                                       -----------   -----------   -----------
Income Before Equity in Undistributed
   Income of Subsidiary                  2,472,661       974,103       975,763
Equity in Income of Subsidiary (includes
   tax benefit of parent company
   operating loss)                       1,122,866     2,423,937     1,760,005
                                       -----------   -----------   -----------
               Net Income              $ 3,595,527   $ 3,398,040   $ 2,735,768
                                       ===========   ===========   ===========

Page 62 of 90
                           Benchmark Bankshares, Inc.
                              (Parent Company Only)

                  Statements of Changes in Stockholders' Equity

                  Years Ended December 31, 2003, 2002, and 2001

                                                          Additional                   Unrealized
                                               Common       Paid-in       Retained     Securities
                                                Stock       Capital       Earnings     Gain (Loss) *      Total

Balance January 1, 2001                       $631,307    $4,404,047    $17,281,168    $(131,331)      $22,185,191
Net Income
   Parent                                                                   975,763                        975,763
   Equity in income of subsidiary                                         1,760,005                      1,760,005

Sale of Stock                                      630        21,510                                        22,140
Redemption of Stock                                 (4)         (161)                                         (165)
Stock repurchase                                (8,232)     (368,537)                                     (376,769)

Semi-Annual Cash
   Dividend Declared
      June 21, 2001, $.18 per share                                        (536,528)                      (536,528)
      December 20, 2001, $.18 per share                                    (534,600)                      (534,600)

Adjustments                                                                    (396)                          (396)
Unrealized Security Gains (Losses)                                                       (17,480)          (17,480)
                                              ---------   -----------   ------------   ----------      ------------

Balance December 31, 2001                      623,701     4,056,859     18,945,412     (148,811)       23,477,161

Net Income
   Parent                                                                   974,103                        974,103
   Equity in income of subsidiary                                         2,423,937                      2,423,937

Sale of Stock                                    2,405        87,045                                        89,450
Redemption of Stock                                 (2)         (106)                                         (108)
Stock repurchase                                (2,940)     (138,560)                                     (141,500)

Semi-Annual Cash
   Dividend Declared
      June 20, 2002, $.18 per share                                        (532,988)                      (532,988)
      December 19, 2002, $.20 per share                                    (593,088)                      (593,088)

Adjustments                                                                  (1,518)                        (1,518)
Unrealized Security Gains (Losses)                                                       850,458           850,458
                                              ---------   -----------   ------------   ----------      ------------

Balance December 31, 2002                      623,164     4,005,238     21,215,858      701,647        26,545,907

Net Income
   Parent                                                                 2,472,661                      2,472,661
   Equity in income of subsidiary                                         1,122,866                      1,122,866

Sale of Stock                                    5,930       206,696                                       212,626
Redemption of Stock                                              (32)                                          (32)
Stock repurchase                                (5,315)     (344,451)                                     (349,766)
Stock option compensation                                     14,220                                        14,220

Semi-Annual Cash
   Dividend Declared
      June 19, 2003, $.21 per share                                        (622,436)                      (622,436)
      December 18, 2003, $.21 per share                                    (623,317)                      (623,317)

Adjustments                                                                       2                              2
Unrealized Security Gains (Losses)                                                      (159,831)         (159,831)
                                              ---------   -----------   ------------   ----------      ------------

Balance December 31, 2003                     $623,779    $3,881,671    $23,565,634    $ 541,816       $28,612,900
                                              =========   ===========   ============   ==========      ============

* Net of tax effect.

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                            Statements of Cash Flows

                  Years Ended December 31, 2003, 2002, and 2001


                                           2003          2002          2001
                                           ----          ----          ----
Cash Flows from Operating Activities
   Net income                           $3,595,527    $3,398,040    $2,735,768
   Decrease in payables                          -           (81)            -
                                        -----------   -----------   -----------

               Net Cash Provided by
                  Operating Activities   3,595,527     3,397,959     2,735,768

Cash Flows from Investing Activities
   (Un)distributed earnings of
      subsidiary                        (1,122,866)   (2,423,937)   (1,760,005)
   Capital adjustment                            2        (1,400)           (1)
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Investing Activities  (1,122,864)   (2,425,337)   (1,760,006)

Cash Flows from Financing Activities
   Sale of stock                           212,626        89,450        22,140
   Redemption of stock                         (32)         (108)         (165)
   Stock repurchase                       (349,766)     (141,500)     (376,769)
   Dividends paid                       (1,215,524)   (1,067,588)   (1,078,044)
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Financing Activities  (1,352,696)   (1,119,746)   (1,432,838)
                                        -----------   -----------   -----------

Net Increase (Decrease) in Cash          1,119,967      (147,124)     (457,076)

Cash - Beginning of Year                 3,720,694     3,867,818     4,324,894
                                        -----------   -----------   -----------

Cash - End of Year                      $4,840,661    $3,720,694    $3,867,818
                                        ===========   ===========   ===========

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Directors of the Company, their ages, and principal occupations are set forth in the table below as of December 31, 2003:

                                Principal Occupation for Last Five Years                    Director of the Company
          Name (Age)            Position Held with Company and Subsidiary                     or Subsidiary Since

R. Michael Berryman             Retired Pharmacist                                                    1978
   (63)                         Principal, Smith's Pharmacy, Inc.
                                Pharmacy Associates, Inc.
                                Chairman of Board, Company and Subsidiary

David K. Biggs                  Principal, Biggs Construction Co., Inc.                               2002
   (47)

Mark F. Bragg                   Principal, Atlantic Medical, Inc.                                     1999
   (42)

Lewis W. Bridgforth             Physician                                                             1971
   (64)

William J. Callis               Building Contractor                                                   1989
   (61)                         Vice President, Kenbridge Construction Co., Inc.
                                Vice Chairman of Board, Company and Subsidiary

Earl H. Carter, Jr.             Principal, Taylor-Forbes Equipment                                    2000
   (55)                         Company, Inc.

Earl C. Currin, Jr.             Provost,                                                              1986
   (60)                         John H. Daniel Campus of Southside
                                Virginia Community College

Mary Jane Elkins                Dean of Institutional Advancement,                                    2002
   (52)                         Southside Virginia Community College

C. Edward Hall                  Pharmacist                                                            1971
   (63)                         Partner, Victoria Drug Company

J. Ryland Hamlett               Retired Personnel Manager,                                            1986
   (61)                         Southside Electric Cooperative

Wayne J. Parrish                Principal, Parrish Trucking Co., Inc.                                 1979
   (65)

Ben L. Watson, III              President and CEO,                                                    1976
   (60)                         Company and Subsidiary

Executive Officers of the Company

         The Executive Officers of the Bank and their positions are set forth below:

          Name (Age)                          Position Held with Subsidiary                      Officer Since

Ben L. Watson, III  (A)         Director, President and CEO                                           1971
   (60)

Michael O. Walker (B)           Executive Vice President for Branch Administration and                1975
   (53)                         Marketing and Recording Secretary

Janice W. Pernell  (C)          Senior Vice President, Cashier, Assistant                             1976
   (57)                         Secretary, and Compliance Officer


Jay A. Stafford                 Vice President Branch Administrator                                   1988
   (44)

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

         Mr. Stafford has been Vice President Branch Administrator of the Bank since 2003. He was promoted to Branch Administrator after having served as Vice President Regional Manager since 1998. He joined the Bank in 1988 and has served as Regional Manager, Assistant Vice President, and Branch Manager.

ITEM 11    EXECUTIVE COMPENSATION

A. Summary of Cash and Certain Other Compensation to Executive Officer

                                                                        Long-Term
                                        Annual Compensation            Compensation
                                                          (1) (2)       Number of
                                                           Other        Securities
   Name and Principal                       Incentive      Annual       Underlying     All Other
        Position          Year    Salary      Bonus     Compensation      Option      Compensation
        --------          ----    ------      -----     ------------      ------      ------------

Ben L. Watson, III        2003   $135,288    $15,527       $3,600         2,000(3)        None
President and Chief       2002    126,684     35,063        3,600         4,000(3)        None
Executive Officer         2001    121,812     22,022        3,000         6,000(3)        None

Michael O. Walker         2003    104,352      8,816        2,100         3,000           None
Executive                 2002     96,552     22,790        2,100         6,000           None
Vice President            2001     89,268     15,835        1,800         6,000           None

Janice W. Pernell         2003    100,524      8,316         None         4,150           None
Senior Vice President     2002     92,844     22,790         None         5,850           None
                          2001     89,268     15,835         None         5,850           None

         (1) The value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and incentive bonus.

         (2) Other Annual Compensation represents Director's fees paid to Mr. Watson for services performed as a Director of the Bank, and fees paid to Mr. Walker for services performed as Recording Secretary of the Board of the Bank.

         (3) Mr. Watson exercised 500 options on January 7, 2002, 500 on June 25, 2003, 500 on August 1, 2003, 500 on December 22, 2003, and
             500 on December 24, 2003.

B.       Compensation to Directors

                  No fees are paid to Directors for service on the Board of the Company. During 2003, each Director was paid $300 for each Board meeting and, with the exception of Mr. Watson, each Director received $225 for each Committee meeting attended during the year.

C.       Employment Agreements

                  The Company, or its subsidiary, has no employment agreements with any of its employees.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of the Company's common stock as of December 31, 2003:

                                                                                                Shares
                                                                                             Beneficially
                                                                                                 Owned
                                                                                              % of Shares
                                                               Director/Officer of           Beneficially
       Name and Age                Principal Occupation        Company/Subsidiary                Owned

R. Michael Berryman          Retired Pharmacist                        1978                  86,963.000(1)
   (63)                                                                                         21.82%

David K. Biggs               Principal,                                2002                   2,600.000(2)
   (47)                      Biggs Construction Co., Inc.                                          *

Mark F. Bragg                Principal, Atlantic                       1999                   7,097.409(3)
   (42)                      Medical, Inc.                                                       1.78%

Lewis W. Bridgforth          Physician                                 1971                  41,680.657(4)
   (64)                                                                                         10.46%

William J. Callis            Building Contractor                       1989                  36,620.974(5)
   (61)                                                                                          9.19%

Earl H. Carter, Jr.          Principal, Taylor-Forbes                  2000                   3,705.000
   (55)                      Equipment Company, Inc.                                               *

Earl C. Currin, Jr.          Provost, Southside Virginia               1986                  13,179.000
   (60)                      Community College                                                   3.31%

Mary Jane Elkins             Dean of Institutional                     2002                     700.000
   (52)                      Advancement,                                                          *
                             Southside Virginia
                             Community College

C. Edward Hall               Pharmacist                                1971                  37,185.037(6)
   (63)                                                                                          9.33%

J. Ryland Hamlett            Retired Personnel Manager                 1986                  44,977.000(7)
   (61)                                                                                         11.28%

Wayne J. Parrish             Principal, Parrish                        1979                  28,878.872(8)
   (65)                      Trucking Co., Inc.                                                  7.25%

* Less than 1%.


Ben L. Watson, III           President and CEO,                        1971                  22,471.508(9)
   (60)                      Company and Subsidiary                                              5.64%

Janice W. Pernell            Senior Vice President                     1976                  11,536.375(10)
   (57)                                                                                          2.89%

Jay A. Stafford              Vice President Branch                     1988                   8,982.063(11)
   (44)                      Administrator                                                       2.25%

Michael O. Walker            Executive Vice President                  1975                  52,000.000(12)
   (53)                                                                                         13.05%

All Directors and                                                                           398,575.895
Executive Officers as                                                                           13.45%
A Group (15 persons)

(1)  Includes 45,073 shares owned solely by Mr. Berryman's wife.

(2)  Includes 1,400 shares owned by Biggs Construction Co., Inc.

(3)  Includes 97.409 shares held jointly with Mr. Bragg's wife.

(4)  Includes 20,337.218 shares owned solely by Dr. Bridgforth's wife.

(5)  Includes 20,640.644 shares held jointly with Mr. Callis's wife.

(6) Includes 260 shares owned solely by Mr. Hall's wife and 5,040 shares held jointly with his mother.

(7) Includes 17,128 shares held as trustee for the John A. Cordle Family Trust and 17,128 shares held as trustee for the Mary F. Cordle Marital Trust.

(8) Includes 6,971.168 shares held jointly with Mr. Parrish's wife and 7,419.035 shares owned solely by her.

(9) Includes 457.508 shares owned solely by Mr. Watson's wife and 2,000 unexercised option shares for him.

(10) Includes 4,150 unexercised option shares.

(11) Includes 2,000 unexercised option shares.

(12) Includes 25,000 shares held jointly with Mr. Walker's wife and 3,000 unexercised option shares for him.

The share ownership listed above reflects the shares necessary to meet the ownership requirements for bank directors pursuant to the Virginia Banking Act.

No person owned of record or was known to own beneficially more than 5.0% of the outstanding common stock of the Company as of December 31, 2003. The following table details information concerning a stock certificate holder that is in the business of marketing investments.

Actual ownership of shares or partial shares by investors through this company is not known by management. The following table provides certificate holder information:
                                    No. of Shares                 Percentage
         Name                      in Certificates              of Shares Held
         ----                      ---------------              --------------
CEDE & Company                         983,508                      33.11%
Box 20
Bowling Green Station
New York, New York  10081

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

         Balances, as of December 31, of the year are summarized below:

                                              2003         2002         2001
                                              ----         ----         ----

Executive Officers and their families      $  467,532   $  300,198   $  297,313
Directors and their families (1)              548,185      652,248      522,267
Corporations in which Directors and
   Officers had an interest                 6,895,674    6,685,086    4,721,239
                                           ----------   ----------   ----------

               Total                       $7,911,391   $7,637,532   $5,540,819
                                           ==========   ==========   ==========

(1) Loans to Mr. Watson that are reported as loans to Executive Officers are not included in loans to Directors.

Refer to Item 14(a) - Financial Statement Schedules

         At year end 2003, Directors and Executive Officers had been granted lines of credit in the amount of $5,938,000. As of December 31, 2003, $1,961,756 of these lines was unexercised and available.

         At December 31, 2003, the aggregate amount of loans outstanding to all Directors and Executive Officers of the Company and members of their immediate families was approximately $6,946,000 representing 24.28% of the total equity of the Company. Also as of December 31, 2003, two Directors had aggregate outstanding loans in excess of 5.00% of shareholders' equity: Directors R. M. Berryman with $1,440,000 and W. J. Callis with $3,725,000.

Stock Sales to Related Parties

         The current Directors and Executive Officers acquired 15,700 shares of Company stock during 2003 through exercising of stock options. The average price of options exercised was $7.38. Current Directors and Executive Officers acquired an additional 9,182 shares of Company stock through purchases of shares on the open market. The average price of shares purchased on the open market was $13.33.

PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

(a) (1) The following consolidated financial statements of Benchmark Bankshares, Inc. and its subsidiary, Benchmark Community Bank, included in the annual report of the registrant to its stockholders for the year ended December 31, 2003 are included in Item 8:

                  Consolidated Statements of Financial Condition - December 31,
                     2003 and 2002
                  Consolidated Statements of Income - Years Ended December 31,
                     2003, 2002, and 2001
                  Consolidated Statements of Changes in Stockholders' Equity -
                     Years Ended December 31, 2003 and 2002
                  Consolidated Statements of Cash Flows - Years Ended December
                     31, 2003, 2002, and 2001
                  Notes to Consolidated Financial Statements - December 31,
                     2003, 2002, and 2001

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

(13)  Code of Ethics

(14)  Principal Accounting Fees and Services

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

Item 14(c)10




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Benchmark Bankshares, Inc.


         We have audited the consolidated balance sheets of Benchmark Bankshares, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Bankshares, Inc. and Subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with generally accepted accounting principles.

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

South Hill, Virginia
March 18, 2004

Item 14(c)11


                    STATEMENT OF CHIEF EXECUTIVE OFFICER AND
           CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


         In connection with the Form 10-K of Benchmark Bankshares, Inc. for the year ended December 31, 2003, we, Ben L. Watson, III, President and Chief Executive Officer of Benchmark Bankshares, Inc., and Janice W. Pernell, Senior Vice President, Treasurer, and Assistant Secretary of Benchmark Bankshares, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to our knowledge:

         (a) such Form 10-K for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (b) the information contained in such Form 10-K for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Benchmark Bankshares, Inc. as of, and for, the year presented in such Form 10-K.



By:      Ben L. Watson, III                              Date:  March 18, 2004
         President and Chief Executive Officer



By:      Janice W. Pernell                               Date:  March 18, 2004
         Senior Vice President, Treasurer,
         and Assistant Secretary

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


Date:    March 18, 2004                   Ben L. Watson, III
                                          President and Chief Executive Officer

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


Date:    March 18, 2004                   Janice W. Pernell
                                          Senior Vice President, Treasurer, and
                                          Assistant Secretary

Item 14(c)13

                                 CODE OF ETHICS

                 BENCHMARK BANKSHARES, INC. AND ITS SUBSIDIARY,
                            BENCHMARK COMMUNITY BANK


The banking business is based on trust.

Benchmark's customers and stockholders entrust us with their money and confidential information because of our reputation for honesty, integrity, and high ethical standards.

Appearances can be as important as reality in the appropriate standard of ethical conduct. Since no list can take into account every situation, Benchmark's Code of Ethics is based on the exercise of conservative good judgment. It is the obligation of all Employees, Officers, and Directors to know and understand the Code of Ethics and Benchmark's other polices and procedures and to consult with the company's Legal Counsel, Robert E. Hawthorne, Sr., regarding any questions.

Employees, Officers, or Directors who discover any Employee, Officer, or Director engaging in an illegal or unethical act (other than accounting, accounting controls, or auditing matters - see the next paragraph) have the responsibility to promptly notify:

         Legal Counsel for Benchmark Bankshares, Inc./Benchmark Community Bank Robert E. Hawthorne, Sr.
         Hawthorne and Hawthorne, Attorneys at Law
         110 South Broad Street
         P. O. Box 603 Kenbridge, Virginia 23944 Phone (434)676-3275

Any phone notification should be followed up with a written report. Reports can be submitted anonymously or on a confidential basis. If such reports are submitted on a confidential basis, the reporting Employee's, Officer's, or Director's name will not be disclosed in Benchmark's investigation, but Benchmark may be required to disclose the person's name to government entities. There will be no retaliation against a person making good faith reports or complaints.

If an Employee, Officer, or Director has a complaint or concern about any accounting, accounting control, or auditing matters at Benchmark (for example, if it is believed that an accounting or auditing practice is questionable or incorrect), the Employee, Officer, or Director should follow procedures as set forth in Benchmark Bank's Communication Policy.

Benchmark's Employees, Officers, and Directors must keep the Company's information and customers' information confidential (except where disclosure is legally mandated, such as in a court proceeding). "Confidential" information includes all non-public information that might be of use to competitors or harmful to the Company or its customers, if disclosed.

Benchmark's Employees, Officers, and Directors must comply with all applicable laws, rules, and regulations in conducting the Company's business. This includes (but is not limited to) antitrust laws, insider trading laws, and employment laws, as well as laws and regulations of the Federal Reserve Bank and the Bureau of Financial Institutions of the Commonwealth of Virginia as they pertain to the conduct of banking business.

Failure to abide by this Code of Ethics can be grounds for disciplinary action up to and including dismissal.

In summary, it is the expectation that all Employees, Officers, and Directors of Benchmark Bankshares, Inc. and Benchmark Community Bank are to act in a manner that is always consistent with the highest possible standards of ethics.

Item 14(c)14


                     Principal Accounting Fees and Services


The Board of Directors has appointed Creedle, Jones, and Alga, P. C. of South Hill, Virginia to perform the audit of the Company's financial statements for the year ending December 31, 2004. Creedle, Jones, and Alga, P. C. served as the Company's independent auditors for the year ended December 31, 2003. Representatives from Creedle, Jones, and Alga, P. C. will be present at the Annual Meeting and will be given the opportunity to make a statement, if they so desire, and will be available to respond to appropriate questions from shareholders.

The aggregate fees billed by Creedle, Jones, and Alga, P. C. for professional services rendered during 2003 and 2002 can be found in the Bank's proxy statement for 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2004.

                           Benchmark Bankshares, Inc.
                 (formerly Lunenburg Community Bankshares, Inc.)
                                  (Registrant)




By       Ben L. Watson, III                    By          Janice W. Pernell
              President                                  Cashier and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities have signed this report on March 18, 2004.




C. Edward Hall                03-18-04    Wayne J. Parrish             03-18-04
--------------------------------------    -------------------------------------




Mark F. Bragg                 03-18-04    Earl C. Currin, Jr.          03-18-04
--------------------------------------    -------------------------------------




Mary Jane Elkins              03-18-04    David K. Biggs               03-18-04
--------------------------------------    -------------------------------------




J. Ryland Hamlett             03-18-04    Lewis W. Bridgforth          03-18-04
--------------------------------------    -------------------------------------




William J. Callis             03-18-04    R. Michael Berryman          03-18-04
--------------------------------------    -------------------------------------




Earl H. Carter, Jr.           03-18-04    Ben L. Watson, III           03-18-04
--------------------------------------    -------------------------------------

ITEM 14(d)    SCHEDULE II - INDEBTEDNESS TO RELATED PARTIES

                          Year Ended December 31, 2003

                                   Balance                             Balance
                                at Beginning                          at End of
        Name of Person            of Period   Additions  Deductions    Period

Executive Officers,
   Directors, and Their
   Related Interest              $7,637,532  $2,534,006  $2,260,148  $7,911,390

W. J. Callis, Director(1)(2)(3)   4,217,179     840,434   1,332,485   3,725,128
R. M. Berryman(1)(2)(3)             311,000   1,148,206      19,348   1,439,858



                          Year Ended December 31, 2002

Executive Officers,
   Directors, and Their
   Related Interest              $5,540,819  $3,058,728  $  962,015  $7,637,532

W. J. Callis, Director(1)(2)(3)   3,321,515   1,401,297     505,633   4,217,179



                          Year Ended December 31, 2001

Executive Officers,
   Directors, and Their
   Related Interest              $4,444,931  $2,407,743  $1,311,855  $5,540,819

W. J. Callis, Director(1)(2)(3)   2,433,923   1,112,942     225,350   3,321,515













(1)   Loans to related parties that exceed 5% of the capital of the Company.

(2)   Loans to business interest.

(3) Loans are included in the totals presented for the Executive Officers, Directors, and their interest.

ITEM 14(d)        SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
Page 1


                           Benchmark Bankshares, Inc.

                          Year Ended December 31, 2003


             Col. A                 Col. B      Col. C       Col. D        Col. E         Col. F
                                  Balance at                               Other         Balance
                                  Beginning    Additions                  Changes       at End of
         Classification           of Period     at Cost    Retirement   Add (Deduct)     Period

Land                              $1,014,560   $215,925     $      -      $     -      $1,230,485

Buildings and improvements         3,080,651      9,760            -            -       3,090,411
Leasehold improvements                66,854          -            -            -          66,854
Construction in progress                   -    284,216            -            -         284,216
                                  ----------   --------     ---------     -------      ----------
                                   3,147,505    293,976            -            -       3,441,481

Equipment, furniture, and
   fixtures                        2,353,744    173,944       (8,591)           -       2,519,097
                                  ----------   --------     ---------     -------      ----------

               Total              $6,515,809   $683,845     $ (8,591)     $     -      $7,191,063
                                  ==========   ========     =========     =======      ==========


                                       Year Ended December 31, 2002



Land                              $  963,060   $ 51,500     $      -      $     -      $1,014,560

Buildings and improvements         3,024,568     56,083            -            -       3,080,651
Leasehold improvements                66,854          -            -            -          66,854
Construction in progress                   -          -            -            -               -
                                  ----------   --------     ---------     -------      ----------
                                   3,091,422     56,083            -            -       3,147,505

Equipment, furniture, and
   fixtures                        2,014,306    397,856      (58,418)           -       2,353,744
                                  ----------   --------     ---------     -------      ----------

               Total              $6,068,788   $505,439     $(58,418)     $     -      $6,515,809
                                  ==========   ========     =========     =======      ==========

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
                                  ==========   ==========   ============   ==========   ==========

ITEM 14(d) SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT


                           Benchmark Bankshares, Inc.

                          Year Ended December 31, 2003

                                              Additions
                                  Balance at  Charged to                     Other       Balance at
                                  Beginning    Cost and                     Changes        End of
          Description             of Period    Expenses     Retirements   Add (Deduct)     Period

Building and improvements        $1,034,100    $129,007    $         -      $     -      $1,163,107
Leasehold improvements               40,061       7,175              -            -          47,236
                                 ----------    --------    ------------     -------      ----------

               Total              1,074,161     136,182              -            -       1,210,343

Equipment, furniture, and
   fixtures                       1,156,546     283,691           (955)      12,584       1,451,866
                                 ----------    --------    ------------     -------      ----------

               Total             $2,230,707    $419,873    $      (955)     $12,584      $2,662,209
                                 ==========    ========    ============     =======      ==========


                          Year Ended December 31, 2002

Building and improvements        $  901,133    $132,967    $         -      $     -      $1,034,100
Leasehold improvements               32,886       7,175              -            -          40,061
                                 ----------    --------    ------------     -------      ----------

               Total                934,019     140,142              -            -       1,074,161

Equipment, furniture, and
   fixtures                         851,113     363,851        (58,418)           -       1,156,546
                                 ----------    --------    ------------     -------      ----------

               Total             $1,785,132    $503,993    $   (58,418)     $     -      $2,230,707
                                 ==========    ========    ============     =======      ==========


                          Year Ended December 31, 2001

Building and improvements        $  886,356    $114,884    $  (100,107)     $     -      $  901,133
Leasehold improvements              129,040       7,116       (103,270)           -          32,886
                                 ----------    --------    ------------     -------      ----------

               Total              1,015,396     122,000       (203,377)           -         934,019

Equipment, furniture, and
   fixtures                       1,438,006     224,621       (811,514)           -         851,113
                                 ----------    --------    ------------     -------      ----------

               Total             $2,453,402    $346,621    $(1,014,891)     $     -      $1,785,132
                                 ==========    ========    ============     =======      ==========

ITEM 14(d)(1) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                Balance Sheet, December 31, 2003, 2002, and 2001


                                     Assets

                                            2003          2002          2001
                                            ----          ----          ----

Cash                                    $ 4,840,661   $ 3,720,694   $ 3,867,818
Investment in subsidiary                 24,395,556    23,418,301    20,143,862
Receivable - reimbursement                        -             -            81
                                        -----------   -----------   -----------

               Total Assets             $29,236,217   $27,138,995   $24,011,761
                                        ===========   ===========   ===========


                      Liabilities and Stockholders' Equity

Liabilities
   Dividends payable                    $   623,317   $   593,088   $   534,600

Stockholders' Equity
   Common stock, par value $.21 per
      share, authorized 4,000,000 shares;
      issued and outstanding 12-31-03
      2,962,993.670, issued and
      outstanding 12-31-02
      2,967,443.301, issued and
      outstanding 12-31-01 2,970,003.06     623,779       623,164       623,701
   Surplus                                3,881,671     4,005,238     4,056,859
   Retained earnings                     24,107,450    21,917,505    18,796,601
                                        -----------   -----------   -----------

               Total Stockholders'
                  Equity                 28,612,900    26,545,907    23,477,161
                                        -----------   -----------   -----------

               Total Liabilities and
                  Stockholders' Equity  $29,236,217   $27,138,995   $24,011,761
                                        ===========   ===========   ===========

ITEM 14(d)(2)     SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS
Page 1            PURSUANT TO SEC REGULATIONS


                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                              Statements of Income

                  Years Ended December 31, 2003, 2002, and 2001


                                           2003          2002          2001
                                           ----          ----          ----

Income
   Dividends from subsidiary            $2,500,000    $1,000,000    $1,000,000
                                        ----------    ----------    ----------

               Total Income              2,500,000     1,000,000     1,000,000

Expenses
   Professional fees                        14,621        12,550        12,872
   Supplies, printing, and postage           9,923        13,347        10,515
   Taxes - miscellaneous                     2,795             -           850
                                        ----------    ----------    ----------

               Total Expenses               27,339        25,897        24,237
                                        ----------    ----------    ----------

Income Before Equity in Undistributed
   Income of Subsidiary                  2,472,661       974,103       975,763

Equity in Income of Subsidiary
   (includes tax benefit of parent
   company operating loss)               1,122,866     2,423,937             -
                                        ----------    ----------    ----------

               Net Income               $3,595,527    $3,398,040    $  975,763
                                        ==========    ==========    ==========

Page 87 of 90
ITEM 14(d)(2)     SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS
Page 2            PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.
                              (Parent Company Only)

                  Statement of Changes in Stockholders' Equity

                  Years Ended December 31, 2003, 2002, and 2001

                                                                                Unrealized
                                        Common                     Retained     Securities
                                         Stock       Surplus       Earnings     Gain (Loss)*       Total

Balance January 1, 2001                $631,307    $4,404,047    $17,281,168    $(131,331)     $22,185,191

Net Income
   Parent                                                            975,763                       975,763
   Equity in income of subsidiary                                  1,760,005                     1,760,005

Sale of Stock                               630        21,510                                       22,140
Redemption of Stock                          (4)         (161)                                        (165)
Stock Repurchase                         (8,232)     (368,537)                                    (376,769)

Semi-Annual Cash
   Dividend Declared
      June 21, 2001, $.18 per share                                 (536,528)                     (536,528)
      December 20, 2001, $.18 per share                             (534,600)                     (534,600)

Adjustments                                                             (396)                         (396)
Unrealized Security Gains (Losses)                                                (17,480)         (17,480)
                                       ---------   -----------   ------------   ----------     ------------

Balance December 31, 2001               623,701     4,056,859     18,945,412     (148,811)      23,477,161

Net Income
   Parent                                                            974,103                       974,103
   Equity in income of subsidiary                                  2,423,937                     2,423,937

Sale of Stock                             2,405        87,045                                       89,450
Redemption of Stock                          (2)         (106)                                        (108)
Stock Repurchase                         (2,940)     (138,560)                                    (141,500)

Semi-Annual Cash
   Dividend Declared
      June 20, 2002, $.18 per share                                 (532,988)                     (532,988)
      December 19, 2002, $.20 per
         share                                                      (593,088)                     (593,088)

Adjustments                                                           (1,518)                       (1,518)
Unrealized Security Gains (Losses)                                                850,458          850,458
                                       ---------   -----------   ------------   ----------     ------------
Balance December 31, 2002               623,164     4,005,238     21,215,858      701,647       26,545,907

Net Income
   Parent                                                          2,472,661                     2,472,661
   Equity in income of subsidiary                                  1,122,866                     1,122,866

Sale of Stock                             5,930       206,696                                      212,626

Redemption of Stock                                       (32)                                         (32)
Stock Repurchase                         (5,315)     (344,451)                                    (349,766)
Stock option compensation                              14,220                                       14,220

Semi-Annual Cash
   Dividend Declared
      June 19, 2003, $.21 per share                                 (622,436)                     (622,436)
      December 18, 2003, $.21 per
         share                                                      (623,317)                     (623,317)

Adjustments                                                                2                             2
Unrealized Security Gains (Losses)                                               (159,831)        (159,831)
                                       ---------   -----------   ------------   ----------     ------------

Balance December 31, 2003              $623,779    $3,881,671    $23,565,634    $ 541,816      $28,612,900
                                       =========   ===========   ============   ==========     ============

* Net of tax effect.

ITEM 14(d)(3) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

                           Benchmark Bankshares, Inc.

                              (Parent Company Only)

                            Statements of Cash Flows

                  Years Ended December 31, 2003, 2002, and 2001


                                           2003          2002          2001
                                           ----          ----          ----

Cash Flows from Operating Activities
   Net income                           $3,595,527    $3,398,040    $2,735,768
   Decrease in payables                          -           (81)            -
                                        -----------   -----------   -----------

               Net Cash Provided by
                  Operating Activities   3,595,527     3,397,959     2,735,768

Cash Flows from Investing Activities
   (Un)distributed earnings of
      subsidiary                        (1,122,866)   (2,423,937)   (1,760,005)
   Capital adjustment                            2        (1,400)           (1)
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Investing Activities  (1,122,864)   (2,425,337)   (1,760,006)

Cash Flows from Financing Activities
   Sale of stock                           212,626        89,450        22,140
   Redemption of stock                         (32)         (108)         (165)
   Stock repurchase                       (349,766)     (141,500)     (376,769)
   Dividends paid                       (1,215,524)   (1,067,588)   (1,078,044)
                                        -----------   -----------   -----------

               Net Cash (Used) by
                  Financing Activities  (1,352,696)   (1,119,746)   (1,432,838)
                                        -----------   -----------   -----------

Net Increase (Decrease) in Cash          1,119,967      (147,124)     (457,076)

Cash - Beginning of Year                 3,720,694     3,867,818     4,324,894
                                        -----------   -----------   -----------

Cash - End of Year                      $4,840,661    $3,720,694    $3,867,818
                                        ===========   ===========   ===========

ITEM 14(d)(4) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS

Investment Securities - Realized Gains and Losses

                                                     Realized   Realized
                                                       Gains     Losses

For the Year Ended December 31, 2003
   U. S. Government Agencies                         $     -    $     -
   Pooled Securities                                  16,037          -
   State and Political Subdivisions                    3,451          -
                                                     -------    -------

               Total                                 $19,488    $     -
                                                     =======    =======

For the Year Ended December 31, 2002
   U. S. Government Agencies                         $ 1,890    $     -
   Pooled Securities                                   6,584     (4,857)
   State and Political Subdivisions                    9,814     (4,552)
                                                     -------    --------

               Total                                 $18,288    $(9,409)
                                                     =======    ========

ITEM 14(d)(5) SUPPLEMENTAL INFORMATION TO AUDITED FINANCIAL STATEMENTS PURSUANT TO SEC REGULATIONS


Capital Ratios for the Bank Subsidiary

                                               Bank
                                              Ratios

Total Risk-Based Capital Ratio                12.91%

Tier 1 Risk-Based Capital Ratio               11.91%

Tier 1 Leverage Ratio                          8.35%