Form 10-Q
period 2004-03-31
BENCHMARK BANKSHARES INC
filed 2004-05-12
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2004.

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

                                  2,965,229.196

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Part I - Table of Contents

                                 March 31, 2004


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

   Item 4            Controls and Procedures

Part II           Other Information

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                   (Unaudited)      (Audited)
                                                    March 31,      December 31,
                                                      2004            2003

Assets
   Cash and due from banks                        $ 13,065,620    $ 12,897,917
   Interest-bearing deposits in other banks            100,000         100,000
   Securities
      U. S. Government agencies                      3,004,412       3,000,112
      Mortgage backed securities                    13,679,428      14,597,092
      State and municipal obligations               14,323,653      13,800,352
      Other securities                                 259,506         259,506
      Federal funds sold                            17,568,000      15,466,000

   Loans                                           221,419,369     214,703,746
      Less
         Allowance for loan losses                  (1,977,927)     (1,984,101)

               Net Loans                           219,441,442     212,719,645

   Premises and equipment - net                      4,782,632       4,531,321
   Accrued interest receivable                       1,390,754       1,267,134
   Deferred income taxes                               207,059         302,829
   Other real estate                                   139,404         106,904
   Cash value life insurance                         3,849,447       3,806,253
   Refundable taxes                                          -         122,345
   Other assets                                        960,654         908,951

               Total Assets                       $292,772,011   $ 283,886,361

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                    (Unaudited     (Audited)
                                                     March 31,    December 31,
                                                       2004          2003
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)                $ 34,137,397    $ 30,401,821
      NOW accounts                                  29,294,839      29,254,509
      Money market accounts                         28,133,997      25,265,191
      Savings                                       16,054,143      15,550,755
      Time, $100,000 and over                       34,140,741      33,331,859
      Other time                                   119,601,064     119,396,360

               Total Deposits                      261,362,181     253,200,495

   Accrued interest payable                            646,396         667,523
   Accrued income tax payable                          376,850               -
   Dividends payable                                         -         623,317
   Other liabilities                                   822,496         782,126

               Total Liabilities                   263,207,923     255,273,461

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued and
      outstanding 03-31-04 2,965,229.196, issued and
      outstanding 12-31-03 2,970,373.959 shares        622,699         623,779
   Additional paid-in capital                        3,783,300       3,881,671
   Retained earnings                                24,422,385      23,565,634
   Unrealized security gains net of tax effect         735,704         541,816

               Total Stockholders' Equity           29,564,088      28,612,900

               Total Liabilities and
                  Stockholders' Equity            $292,772,011    $283,886,361

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.







See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                        2004          2003
Interest Income
   Interest and fees on loans                        $3,752,487    $3,830,672
   Interest on U. S. Government agencies                178,149       152,913
   Interest on State and municipal obligations          138,872       174,401
   Interest on Federal funds sold                        39,224        54,543

               Total Interest Income                  4,108,732     4,212,529

Interest Expense
   Interest on deposits                               1,407,384     1,689,006

Net Interest Income                                   2,701,348     2,523,523
Provision for Loan Losses                                13,999        29,984

               Net Interest Income After Provision    2,687,349     2,493,539

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                          191,991       191,091
   Other operating income                               137,067       112,483
   Gains on sale of other real estate                     3,800           955
   Dividends                                             17,256         7,800

               Total Noninterest Income                 350,114       312,329

Noninterest Expense
   Salaries and wages                                   948,560       798,200
   Employee benefits                                    232,068       241,313
   Occupancy expenses                                    90,956        98,383
   Furniture and equipment expense                       92,914       102,406
   Other operating expenses                             442,760       365,465

               Total Noninterest Expense              1,807,258     1,605,767

Net Income Before Taxes                               1,230,205     1,200,101
Income Taxes                                            372,740       353,662

Net Income                                           $  857,465    $  846,439

Net Income per Share                                 $     0.29    $     0.29

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                        2004          2003

Cash Provided by Operating Activities                $1,213,202    $1,174,837

Cash Provided by Financing Activities
   Net increase (decrease) in demand deposits and
      interest-bearing transaction accounts           3,775,906      (252,118)
   Net increase in savings and money market
      deposits                                        3,372,194     4,322,563
   Net increase in certificates of deposit            1,013,586     6,064,249
   Decrease in dividends payable                       (623,317)     (594,526)
   Sale of stock                                         33,070        38,940
   Purchase of stock                                   (132,521)     (169,065)

               Total Cash Provided by Financing
                  Activities                          7,438,918     9,410,043

Cash Used in Investing Activities
   Purchase of securities                              (605,000)   (7,012,274)
   Maturity (Call) of securities                      1,288,833     2,436,023
   Net (increase) decrease in loans                  (6,715,623)       27,792
   Purchase of premises and equipment                  (350,627)     (255,242)

               Total Cash (Used) by Investing
                  Activities                         (6,382,417)   (4,803,701)

Increase in Cash and Cash Equivalents                $2,269,703    $5,781,179

Supplemental Data
   Interest paid                                     $1,428,511    $1,414,532
   Income taxes paid                                    376,850       362,509











See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 2004


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

         (f) Allowance for Loan Losses. The allowance for loan losses is based on management's best estimate of probable losses within the Bank's loan portfolio as of the balance sheet date. The allowance for loan losses is increased by expenses charged to the provision for loan losses and decreased by loan losses net of recoveries. The allowance consists of (1) a component for individual loan impairment recognized and determined in accordance with FAS 114, Accounting by Creditors for Impairment of a Loan, and (2) components of collective loan impairment recognized pursuant to FAS 5, Accounting for Contingencies.

                  Reserves established according to FAS 5 are based on the Bank's 5-year historical average of charge offs, adjusted for current economic conditions; however, future adjustments to the allowance or to the reserve methodology may be necessary should economic conditions change. Reserves established according to FAS 114 are based on the Bank's analysis of the loan portfolio for individually impaired loans as of the balance sheet date.

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

         (j)      Earnings Per Share

                  Earnings per share were computed by using the average shares outstanding for each period presented. The 2004 average shares have been adjusted to reflect the buy back of 9,024 shares of common stock by the Company and the sale of 2,780 shares of the Company's common stock through the employee stock option plan during the first three months of 2004. The 2003 average shares have been adjusted to reflect the buy back of 13,000 shares of common stock by the Company and the sale of 5,275 shares through the employee stock option plan at various dates during the period. The average shares of outstanding stock for the first three months of 2004 and 2003 were 2,966,454.755 shares and 2,963,917.372 shares, respectively.

         (k) Stock Option Disclosure. At March 31, 2004, the Company had two stock-based compensation plans, one plan for the employees and one for the Directors of the Company. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in 2002 net income, as all options granted under those plans had an exercise price greater than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plans vest over a period of five years and expire ten years from the grant date. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the first quarter of 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                    Quarter Ended March 31,
                                                       2004        2003

Net Income, as reported                              $857,465    $846,439
Add:  Stock-based employee
   compensation expense included
   in reported net income, net of related tax
   effects                                              2,722           -
Deduct:  Total stock-based employee
   compensation determined under fair value
   based method for all awards, net of
   related tax effects                                 (7,768)     (8,009)

Pro forma net income                                 $852,419    $838,430

Earnings per share

   Basic - as reported                               $   0.29    $   0.29

   Basic - pro forma                                 $   0.29    $   0.28

   Diluted - as reported                             $   0.28    $   0.28

   Diluted - pro forma                               $   0.28    $   0.28

                           The fair value of each option grant is estimated as
                  of the date the option is granted using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              2004       2003

Dividend Yield                                2.87%      3.19%

Expected Stock Volatility                    20.17%     20.17%

Expected Life of the Stock Option           10 Years   10 Years

Risk-Free Interest Rate                       3.97%      3.95%


TABLE 1
Employee Stock Option Plan

                                                             2004                          2003
                                                                Weighted-Average              Weighted-Average
                                                      Shares     Exercise Price     Shares     Exercise Price

Shares Outstanding at January 1                       111,977        $11.16         108,217        $ 9.84
   Add:   Options Granted During the Quarter            5,000         15.15           5,000         13.35
   Less:  Options Exercised During the Quarter          2,780          7.38           5,275          7.38
   Less:  Options Forfeited During the Quarter          6,000         11.29               -             -
Shares Outstanding at March 31                        108,197         11.44         107,942          9.99
Exercisable at March 31                                43,797          9.58          53,617          8.36

                                                      Exercise        Fair          Exercise        Fair
                                                        Price         Value           Price         Value

Weighted-Average of Options Granted
   During the Quarter                                  $15.15        $ 2.84          $13,35         $2.47


TABLE 2
Director Stock Option Plan
                                                             2004                          2003
                                                                Weighted-Average              Weighted-Average
                                                      Shares     Exercise Price     Shares     Exercise Price

Shares Outstanding at January 1                        49,000        $ 8.33          58,000        $ 8.18
   Add:   Options Granted During the Quarter                -             -               -             -
   Less:  Options Exercised During the Quarter          1,000          7.38               -             -
   Less:  Options Forfeited During the Quarter              -             -               -             -
Shares Outstanding at March 31                         48,000          8.33          58,000          8.18
Exercisable at March 31                                48,000          8.33          46,000          8.00

                                                      Exercise        Fair          Exercise        Fair
                                                        Price         Value           Price         Value
Weighted-Average of Options Granted
   During the Quarter                                  $    -        $    -          $12.50        $ 7.40


         (l) Income Taxes. The table below reflects the components of the Net Deferred Tax Asset account as of March 31, 2004:

                Deferred Tax Assets
                   Resulting from
                      Loan loss reserves                             $531,803
                      Deferred compensation                           152,647
                      BOLI                                             47,795
                      Stock-based compensation                          4,835
                Deferred Tax Liabilities
                   Resulting from
                      Depreciation                                   (151,023)
                      Unrealized security gains                      (378,998)

                               Net Deferred Tax Asset                $207,059

         (m) Comprehensive Income. The only component of other comprehensive income in the Company's operation relates to unrealized security gains and losses in the bond portfolio. The Company has elected to report this activity in the equity section of the financial statements rather than the Statement of Income. Due to the fact that this condensed filing does not include a Statement of Equity, the following table is presented to reflect the activity in Comprehensive
                  Income:

                                                    Three Month Period
                                                     Ending March 31,

                                                     2004         2003

               Net Income                         $  857,465    $846,439

               Other Comprehensive Income -
                  Net Unrealized Holding Gains
                  (Losses) Arising During Period     193,888     (45,347)

               Comprehensive Income               $1,051,353    $801,092

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

                                     Selected Quarterly Data
                                           (Unaudited)


                                 2004         2003         2003         2003
                                 First       Fourth        Third       Second
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $2,701,348   $2,721,690   $2,636,837   $2,657,933

Provision for Loan Losses         13,999            -      121,905      139,723

Noninterest Income               350,114      396,970      351,346      392,040

Noninterest Expense            1,807,258    1,684,339    1,735,249    1,698,838

Income Before Extraordinary
   Item and Cumulative Effect
   of Change in Accounting
   Principle                     857,465    1,108,852      793,513      846,723

Net Income                       857,465    1,108,852      793,513      846,723

Per Share                     $     0.29   $     0.36   $     0.27   $     0.29



                                 2003         2002         2002         2002
                                 First       Fourth        Third       Second
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $2,523,523   $2,549,729   $2,510,411   $2,528,335

Provision for Loan Losses         29,984      116,031       24,512       92,373

Noninterest Income               312,329      402,139      474,061      304,107

Noninterest Expense            1,605,767    1,623,687    1,626,874    1,530,908

Income Before Extraordinary
   Item and Cumulative Effect
   of Change in Accounting
   Principle                     846,439      905,154      936,699      852,138

Net Income                       846,439      905,154      936,699      852,138

Per Share                     $     0.29   $     0.31   $     0.31   $     0.29

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

         Overview

                  During the first quarter of 2004, the Company continued to grow through its subsidiary, Benchmark Community Bank, as the Bank experienced steady growth in both loans and deposits. Deposit growth of $8.1 million during the quarter outpaced loan growth of $6.7 million, resulting in a loans-to-deposits ratio of 84.72% as of March 31, 2004. Earnings per share of $0.29 for the quarter was unchanged from last year, while net income of $857,465 represented an increase of $11,026 over the $846,439 earning during the first quarter of 2003.

                  When compared to the first quarter of 2003, interest income for the quarter declined by $103,797 as a result of several factors. First, low interest rates have continued to reduce the Bank's yield on average loans, which declined to 6.88% for the first quarter of 2004 from 7.72% during the first quarter of 2003. In addition, several higher-yielding municipal bonds held in the Bank's investment portfolio were called during the past year, reducing income from this part of the investments portfolio. Consequently, the cash received from these called securities have either been replaced with lower-yielding investments or held in Federal Funds Sold. Finally, mortgage backed securities have experienced rapid paydowns due to declining mortgage rates during the past year, thereby reducing the Bank's income from these investments. On the other hand, these low interest rates have also reduced the Bank's cost of funds. Interest expense of $1,407,384 for the quarter was 16.67% lower than the $1,689,006 incurred during the first quarter of 2003.

                  Noninterest income increased by $37,785 for the quarter, while noninterest expense increased by $201,491. The higher expenses were attributable to increased salaries and wages that occurred as a result of a restructured benefits program and additional employees as the Bank hired additional personnel over the past twelve months to support expansion and growth initiatives.

                  Also of note is that the Bank began several projects during the quarter. The construction of the Bank's newest branch facility in Blackstone began, as did the remodeling of the Victoria branch to add additional offices and a drive-up ATM. In addition, plans for a new operations center in Kenbridge, as well as the remodeling of the existing retail and administrations facilities in Kenbridge were finalized. Both Blackstone and Victoria should be completed this summer, while the other projects will likely be completed over the next twelve months.

         FIRST QUARTER 2004

         Earnings Summary

                  Net income of $857,465 for the first quarter of 2004 increased $11,026, or 1.30% as compared to net income of $846,439 earned during the first quarter of 2003, while earnings per share of $0.29 remained unchanged. The annualized return on average assets of 1.19% and annualized return on average equity of 11.79% decreased from 1.25% and 12.59%, respectively, when comparing the first three months of 2004 to the first three months of 2003.

                  Low interest rates continued to reduce both the Bank's cost of funds and yield on earning assets. The Bank's 2.20% annualized cost of deposits during the first quarter of 2004 represented a decrease of 60 basis points from the 2.80% cost of deposits realized one year ago, while the annualized yield on earning assets for the first quarter amounted to 6.18%, representing a 59 basis point decline from the 6.77% earned during the first quarter of 2003. The impact was a 3.99% net interest margin for the quarter, which was slightly higher than the 3.97% net interest margin during the first quarter of 2003.

                  The largest impact on earnings resulted from an increase in noninterest expense, as increased salaries and wages, along with higher operating expenses, were incurred as the Bank increased its branch personnel to accommodate continued growth in existing branches and expansion into South Boston and Blackstone. Salaries and wages increased by $150,360, or 18.84%, compared to one year ago.

         Interest Income and Interest Expense

                  Total interest income of $4,108,732 for the first quarter of 2004 declined by $103,797, or 2.46%, from interest income of $4,212,529 recorded during the first quarter of 2003. Although a $25,236 increase in earnings from agency bonds and mortgage backed securities helped offset a $35,529 decline in interest earned on municipal bonds, lower interest rates resulted in a $78,185 decline in interest received on loans. These items, combined with a decrease of $15,319 in interest earned on Federal Funds Sold, accounted for the decline in interest income for the quarter.

                  Total interest expense in the first quarter of 2004 amounted to $1,407,384, reflecting a decrease of $281,622, or 16.67%, from that incurred during the first quarter of 2003. Lower comparable interest rates were the main reason for reduced interest expense, while an $8,814,765 increase in noninterest-bearing checking accounts since March 31, 2003 also contributed to the decline.

         Provision for Loan Losses

                  During the first quarter of 2004, the loan loss reserve decreased by $6,174 to a level of $1,977,927, or 0.89%, of gross loans. The Bank has adopted a new loan loss reserve methodology in order to conform to FAS 5, Accounting for Contingencies, and FAS 114, Accounting by Creditors for Impairment of a Loan. This new methodology replaced a previous methodology that maintained a reserve level of 1.00% of gross loans. Although this level has always been in excess of both historical loan losses and identified problem loans, it was the regulatory minimum for the Bank's reserves.

                  During the first quarter, the Bank charged off $45,364 and recovered $25,214 from previous charge offs, resulting in net charge offs of $20,150 for the quarter. These charge offs were expensed to the reserve account, which in turn was not replenished from earnings back to a level of 1.00%; however, a contribution of $13,999 was made on March 31, 2004 based on the Bank's new reserve methodology.

                  At year end 2003, the reserve level amounted to $1,984,101, or 0.92%, of the outstanding loan balance net of unearned interest.

         Nonperforming Loans

                  Nonperforming loans consist of loans that are either 90 days or more past due or accounted for on a non-accrual basis. Loans classified as non-accrual no longer earn interest and payment in full of principal or interest is not expected.

                  As of March 31, 2004, the Bank had a total of $662,221, or 0.30%, of the total loan portfolio classified as nonperforming loans, with $26,597 of this amount accounted for on a non-accrual basis. This compares to $970,372, or 0.49% of the total loan portfolio, classified as nonperforming loans, with $208,268 of this amount accounted for on a non-accrual basis on March 31, 2003.

         Noninterest Income and Noninterest Expense

                  Noninterest income of $350,114, increased $37,785, or 12.10%, for the first quarter of 2004 as compared to $312,329 earned during the first quarter of 2003. The increase primarily resulted from the fees generated from the Bank's participation in the cashing of tax refund checks for several tax preparers and increased dividends received from the Bank's partial ownership of a title insurance company.

                  Noninterest expense of $1,807,258 increased $201,491, or 12.55%, for the first quarter of 2004 as compared to the level of $1,605,767 reached during the first quarter of 2003. The largest impact was attributable to increased salaries and wages, which increased by $150,360, or 18.84%, compared to one year ago. The increase was a result of hiring additional personnel to support the Bank's growth initiatives, including the recent expansion into South Boston and Blackstone.

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

                  As of March 31, 2004, the Bank had $862,274 in outstanding letters of credit. This represents a $421,039, or 32.81%, decrease from the December 31, 2003 level. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer. The following chart details the maturity schedule of these instruments.

            Date        Amount                Date        Amount

         05/28/2004    $214,157            09/06/2004    $  2,500
         05/29/2004      20,000            11/01/2004      53,000
         06/17/2004      25,000            03/08/2005      10,000
         06/26/2004       5,000            03/13/2005      67,000
         07/12/2004     140,008            04/15/2005      16,736
         07/15/2004      38,593            06/05/2005     170,280
         08/24/2004     100,000

         Liquidity

                  As of March 31, 2004, $64,307,339, or 29.04%, of gross loans will mature or are subject to repricing within one year. These loans are funded in part by $34,140,741 in certificates of deposit of $100,000 or more, of which $14,420,968 will mature in one year or less.

                  In total, the Bank has $65,961,681 in certificates of deposit and no investment securities maturing within the next year, resulting in an almost equal match of loan and deposit maturities over the subsequent twelve month period.

                  At year end 2003, $53,217,756, or 24.79%, of gross loans were scheduled to mature or were subject to repricing within one year and $66,605,218 in certificates of deposit were scheduled to mature during the same period.

         Capital Adequacy

                  Total stockholder equity was $29,564,088, or 10.10%, of total assets as of March 31, 2004. This compared to $28,612,900, or 10.08%, of total assets as of December 31, 2003.

                  Primary capital (stockholders' equity plus loan loss reserves) of $31,542,015 represents 10.77% of total assets as of March 31, 2004. As of December 31, 2003, primary capital was $30,597,001, or 10.78%, of total assets.

                  Deposits increased by $8,161,686 during the first quarter, while loans increased by $6,715,623. Despite this imbalance during the first quarter, loans have increased by $23,191,496 over the past twelve months, outpacing the $14,683,047 increase in deposits during the same period. As a result, the Bank's loan to deposit ratio has increased from 80.36% as of March 31, 2003 to 84.72% as of March 31, 2004.

                  Although several investment securities were purchased during the quarter, a majority of the excess liquidity was held in Federal Funds Sold.

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

TABLE I
                         Fair Value of Financial Assets

                           Benchmark Bankshares, Inc.

                                 March 31, 2004

                                                                                                                      Current
          Categories               2005          2006          2007          2008          2009      Thereafter        Value

Loans
    Commercial                 $12,235,186   $         -   $         -   $         -   $         -   $         -   $ 11,542,628
    Consumer                    12,863,163     8,876,733     7,384,552     2,156,776     1,577,372       499,511     27,825,605
    Mortgage                    33,727,949    23,367,525    29,540,249    30,862,171    48,355,793    26,680,574    155,714,652

Investments
    U. S. Government Agencies      174,900       174,900       174,900       174,900       174,900     4,112,100      3,071,630
    Municipals
       Nontaxable                  599,846       602,303     1,242,303     1,483,374     2,341,865     9,923,283     14,323,654
    Mortgage Backed
       Securities                4,372,286     2,800,567     1,909,686     1,719,425       985,761     3,093,478     13,679,423


Certificates of Deposits
  < 182 days                     1,789,511             -             -             -             -             -      1,784,491
  182 - 364 days                 7,314,063             -             -             -             -             -      7,268,578
  1 year - 2 years              36,143,737     2,237,192             -             -             -             -     37,879,812
  2 years - 3 years             10,957,251     5,251,716         2,588             -             -             -     15,843,875
  3 years - 4 years              2,694,042     4,376,292     3,675,933        11,749             -             -     10,269,888
  4 years - 5 years                820,409       643,587       747,854       890,449             -             -      2,896,330
  5 years and over               7,834,256    18,834,087     8,508,526    27,358,676    24,825,308       163,238     78,610,480

                  In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio given changes in interest rates.

TABLE II
                        Variable Interest Rate Disclosure

                           Benchmark Bankshares, Inc.

                                 March 31, 2004


                                       Valuation of Securities           No          Valuation of Securities
                                       Given an Interest Rate         Change In      Given an Interest Rate
                                     Decrease of (x) Basis Points     Interest     Increase of (x) Basis Points
             Categories                (200 BPS)      (100 BPS)         Rate         100 BPS         200 BPS

Loans
    Commercial                       $ 11,764,602   $ 11,652,558    $ 11,542,628   $ 11,434,753   $ 11,328,876
    Consumer                           28,905,808     28,356,404      27,825,605     27,312,543     26,816,399
    Mortgage                          166,288,689    160,868,631     155,714,652    150,810,463    146,140,947

Investments
    U. S. Government Agencies           3,118,851      3,100,028       3,071,630      3,055,534      2,862,799
    Municipals
       Nontaxable                      15,930,775     15,127,585      14,323,654     13,495,000     12,644,047
    Mortgage Backed Securities         14,446,008     14,062,716      13,679,423     13,296,130     12,912,839

Certificates of Deposit
    < 182 days                          1,797,934      1,791,190       1,784,491      1,777,835      1,771,224
    182 - 364 days                      7,360,005      7,314,063       7,268,578      7,223,544      7,178,955
    1 year - 2 years                   38,687,995     38,279,651      37,879,812     37,488,215     37,104,609
    2 years - 3 years                  16,265,394     16,052,032      15,843,875     15,640,741     15,442,458
    3 years - 4 years                  10,701,949     10,482,325      10,269,888     10,064,325      9,865,343
    4 years - 5 years                   3,043,848      2,968,617       2,896,330      2,826,839      2,760,003
    5 years and over                   84,108,821     81,292,656      78,610,480     76,054,407     73,617,092

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

                                 March 31, 2004


         Part II  Other Information

         Item 1            Legal Proceedings

                                    None

         Item 2            Changes in Securities

                                    None

         Item 3            Defaults Upon Senior Securities

                                    None

         Item 4            Submission of Matters to a Vote of Security Holders

                                    Exhibit 1

         Item 5            Other Information

                                    Independent Accountant's Review Report

         Item 6            Report on Form 8-K

                                    No reports on Form 8-K have been filed
                           during the quarter ended March 31, 2004.

         Item 99           "Additional Exhibits of Item 601(b)"

                                    Exhibit 31       Section 302 Certification
                                    Exhibit 32       Section 906 Certification

Page 21 of 26
Item 4
Exhibit 1


Submission of Matters to a Vote of Security Holders

Annual Stockholders' Meeting

         The Company held its annual stockholders' meeting on April 15, 2004. During the meeting, the stockholders elected four "Class C" directors for a three year term. The only remaining actions taken were related to such business that properly came before the meeting which consisted entirely of procedural matters incident to the conduct of the meeting.

         The following table details the voting activity in regards to the election of Directors:

                                    For           Against

        Lewis W. Bridgforth      1,673,459         8,536

        Mary Jane Elkins         1,680,095         1,900

        J. Ryland Hamlett        1,677,995         4,000

        Mark F. Bragg            1,680,095         1,900

         There were 1,681,995 shares voted all by proxy. Broker positions reflected total shares of 937,001 with 22,045 shares voting and a total of 914,956 shares not voting.

         The following directors were not up for reelection and will serve the Company for a continuing term:

        R. Michael Berryman            Earl C. Currin, Jr.

        David K. Biggs                 C. Edward Hall

        William J. Callis              Wayne J. Parrish

        Earl H. Carter, Jr.            Ben L. Watson, III

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have reviewed the accompanying 10-Q filing including the balance sheet of Benchmark Bankshares, Inc. (a corporation) as of March 31, 2004 and the related statements of income and cash flows for the three month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Benchmark Bankshares, Inc.

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

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The additional required information included in the 10-Q filing for March 31, 2004 is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.





                                        Creedle, Jones, and Alga, P. C.
                                        Certified Public Accountants

South Hill, Virginia
May 10, 2004

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


Date:    May 10, 2004                     Ben L. Watson, III
                                          President and Chief Executive Officer

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


Date:    May 10, 2004                    Janice W. Pernell
                                         Senior Vice President, Treasurer, and
                                         Assistant Secretary

Page 25 of 26
Item 99
Exhibit 32


                    STATEMENT OF CHIEF EXECUTIVE OFFICER AND
           CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


         In connection with the Form 10-Q of Benchmark Bankshares, Inc. for the quarter ended March 31, 2004, we, Ben L. Watson, III, President and Chief Executive Officer of Benchmark Bankshares, Inc., and Janice W. Pernell, Senior Vice President, Treasurer, and Assistant Secretary of Benchmark Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to our knowledge:

         (a) such Form 10-Q for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (b) the information contained in such Form 10-Q for the quarter ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Benchmark Bankshares, Inc. as of, and for, the period presented in such Form 10-Q.



By:      Ben L. Watson, III                                 Date:  May 10, 2004
         President and Chief Executive Officer



By:      Janice W. Pernell                                  Date:  May 10, 2004
         Senior Vice President, Treasurer,
         and Assistant Secretary

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                 March 31, 2004


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  May 10, 2004                           Ben L. Watson, III
                                              President and CEO





Date:  May 10, 2004                           Janice W. Pernell
                                              Senior Vice President, Treasurer,
                                              and Assistant Secretary