Form 10-Q
period 2004-06-30
BENCHMARK BANKSHARES INC
filed 2004-08-06
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

      For the quarterly period ended June 30, 2004.

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

                                  2,968,850.330

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                Table of Contents

                                  June 30, 2004


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

                     Condensed Consolidated Statement of Cash Flows

                     Notes to Consolidated Financial Statements

   Item 2            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

   Item 3            Quantitative and Qualitative Disclosures about Market Risk

   Item 4            Controls and Procedures

Part II           Other Information

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                  (Unaudited)       (Audited)
                                                    June 30,       December 31,
                                                      2004            2003
                                                      ----            ----

Assets
   Cash and due from banks                        $ 15,439,145    $ 12,897,917
   Interest-bearing deposits in other banks            100,000         100,000
   Securities
      U. S. Government agencies                      2,987,262       3,000,112
      Mortgage backed securities                    11,655,774      14,597,092
      State and municipal obligations               14,192,406      13,800,352
      Other securities                                 260,056         259,506
      Federal funds sold                             4,301,000      15,466,000

   Loans                                           222,530,857     214,703,746
      Less
         Allowance for loan losses                  (1,988,904)     (1,984,101)
                                                  -------------   -------------

               Net Loans                           220,541,953     212,719,645

   Premises and equipment - net                      5,163,455       4,531,321
   Accrued interest receivable                       1,299,856       1,267,134
   Deferred income taxes                               552,005         302,829
   Other real estate                                   177,904         106,904
   Cash value life insurance                         3,892,821       3,806,253
   Refundable taxes                                    122,345         122,345
   Other assets                                        818,001         908,951
                                                  -------------   -------------

               Total Assets                       $281,503,983    $283,886,361
                                                  =============   =============

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                   (Unaudited)      (Audited)
                                                     June 30,      December 31,
                                                      2004            2003
                                                      ----            ----
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)                $ 32,719,960    $ 30,401,821
      NOW accounts                                  29,689,546      29,254,509
      Money market accounts                         19,375,074      25,265,191
      Savings                                       16,248,316      15,550,755
      Time, $100,000 and over                       33,670,364      33,331,859
      Other time                                   118,589,683     119,396,360
                                                  ------------    ------------

               Total Deposits                      250,292,943     253,200,495

   Accrued interest payable                            625,729         667,523
   Accrued income tax payable                            4,691               -
   Dividends payable                                   624,209         623,317
   Other liabilities                                   752,433         782,126
                                                  ------------    ------------

               Total Liabilities                   252,300,005     255,273,461

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 06-30-04, 2,968,850.330,
      issued and outstanding 12-31-03,
      2,970,373.959                                    623,970         623,779
   Additional paid-in capital                        3,826,319       3,881,671
   Retained earnings                                24,674,385      23,565,634
   Unrealized security gains net of tax effect          79,304         541,816
                                                  ------------    ------------

               Total Stockholders' Equity           29,203,978      28,612,900
                                                  ------------    ------------

               Total Liabilities and
                  Stockholders' Equity            $281,503,983    $283,886,361
                                                  ============    ============

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.







See notes to consolidated financial statements.

Page 5 of 27
                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                         2004            2003
                                                         ----            ----
Interest Income
   Interest and fees on loans                         $7,542,804    $7,736,563
   Interest on U. S. Government obligations               87,753             -
   Interest on State and municipal obligations           286,415       338,384
   Interest on mortgage backed securities                236,092       293,598
   Interest on Federal funds sold                         60,397       114,965
                                                      ----------    ----------

               Total Interest Income                   8,213,461     8,483,510

Interest Expense
   Interest on deposits                                2,772,893     3,302,054
                                                      ----------    ----------

               Total Interest Expense                  2,772,893     3,302,054
                                                      ----------    ----------

Net Interest Income                                    5,440,568     5,181,456
Provision for Loan Losses                                 73,568       169,707
                                                      ----------    ----------

               Net Interest Income After Provision     5,367,000     5,011,749

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                           431,039       393,623
   Other operating income                                277,630       275,989
   Dividends                                              38,822        25,410
   Gains on sale of other assets                           8,464         6,909
   Gains on sale of securities                                 -         2,438
                                                      ----------    ----------

               Total Noninterest Income                  755,955       704,369

Noninterest Expense
   Salaries and wages                                  1,898,915     1,659,623
   Employee benefits                                     452,479       462,996
   Occupancy expenses                                    178,244       199,256
   Furniture and equipment expense                       198,564       199,065
   Other operating expenses                              892,449       783,665
                                                      ----------    ----------
               Total Noninterest Expense               3,620,651     3,304,605
                                                      ----------    ----------
Net Income Before Taxes                                2,502,304     2,411,513
Income Taxes                                             768,630       718,351
                                                      ----------    ----------
Net Income                                            $1,733,674    $1,693,162
                                                      ==========    ==========
Net Income per Share                                  $     0.58    $     0.57
                                                      ==========    ==========

See notes to consolidated financial statements.

Page 6 of 27
                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                    Three Months Ended June 30,
                                                        2004          2003
                                                        ----          ----
Interest Income
   Interest and fees on loans                        $3,790,317    $3,905,891
   Interest on U. S. Government obligations              87,753             -
   Interest on State and municipal obligations          147,543       163,983
   Interest on mortgage backed securities                57,943       140,685
   Interest on Federal funds sold                        21,173        60,422
                                                     ----------    ----------

               Total Interest Income                  4,104,729     4,270,981

Interest Expense
   Interest on deposits                               1,365,509     1,613,048
                                                     ----------    ----------

               Total Interest Expense                 1,365,509     1,613,048
                                                     ----------    ----------

Net Interest Income                                   2,739,220     2,657,933
Provision for Loan Losses                                59,569       139,723
                                                     ----------    ----------

               Net Interest Income After Provision    2,679,651     2,518,210

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                          239,048       202,532
   Dividends                                             21,566        17,610
   Other operating income                               140,563       163,506
   Gains on sale of other assets                          4,664         5,954
   Gains on sale of securities                                -         2,438
                                                     ----------    ----------

               Total Noninterest Income                 405,841       392,040

Noninterest Expense
   Salaries and wages                                   950,355       861,423
   Employee benefits                                    220,411       221,683
   Occupancy expenses                                    87,288       100,873
   Furniture and equipment expense                      105,650        96,659
   Other operating expenses                             449,689       418,200
                                                     ----------    ----------
               Total Noninterest Expense              1,813,393     1,698,838
                                                     ----------    ----------
Net Income Before Taxes                               1,272,099     1,211,412
Income Taxes                                            395,890       364,689
                                                     ----------    ----------
Net Income                                           $  876,209    $  846,723
                                                     ==========    ==========

Net Income per Share                                 $     0.29    $     0.29
                                                     ==========    ==========

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                     Six Months Ended June 30,
                                                       2004            2003
                                                       ----            ----

Cash Flows from Operating Activities               $ 1,223,492    $  1,986,786

Cash Flows from Financing Activities
   Net increase (decrease) in demand deposits and
      interest-bearing transaction accounts          2,753,176       2,309,762
   Net increase in savings and money market
      deposits                                      (5,192,556)      2,796,345
   Net increase (decrease) in certificates of
      deposit                                         (468,172)        522,358
   Dividends payable                                       892        (593,088)
   Sale of stock                                       125,497          69,605
   Purchase of stock                                  (180,658)       (169,065)
                                                   ------------   -------------

               Total Cash Provided (Used) by
                  Financing Activities              (2,961,821)      4,935,917

Cash Flows from Investing Activities
   Purchase of securities                             (605,000)    (10,105,031)
   Maturity of securities                            2,465,789       4,177,559
   Net increase in loans                            (7,827,111)    (10,857,709)
   Purchase of premises and equipment                 (832,553)       (305,017)
   Cash value life insurance                           (86,568)        (75,006)
                                                   ------------   -------------

               Total Cash (Used) by Investing
                  Activities                        (6,885,443)    (17,165,204)
                                                   ------------   -------------

Increase (Decrease) in Cash and Cash Equivalents   $(8,623,772)   $(10,242,501)
                                                   ============   =============

Supplemental Data
   Interest paid                                   $ 2,814,687    $  3,377,486
   Income taxes paid                                   774,850         765,509










See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                   Three Months Ended June 30,
                                                      2004           2003
                                                      ----           ----

Cash Flows from Operating Activities              $     10,290    $    811,949

Cash Flows from Financing Activities
   Net increase in demand deposits and interest-
      bearing transaction accounts                 (1,022,730)       2,561,880
   Net (decrease) in savings and money
      market deposits                              (8,564,750)      (1,526,218)
   Net (decrease) in certificates of deposit       (1,481,758)      (5,541,891)
   Sale of stock                                       92,427           30,665
   Purchase of stock                                  (48,137)               -
   Dividends payable                                  624,209            1,438
                                                  -------------   -------------

               Total Cash (Used) by
                  Financing Activities            (10,400,739)      (4,474,126)

Cash Flows from Investing Activities
   Purchase of securities                                   -       (3,092,757)
   Maturity of securities                           1,176,956        1,741,536
   Net increase in loans                           (1,111,488)     (10,885,501)
   Purchase of premises and equipment                (481,926)         (49,775)
   Cash value life insurance                          (86,568)         (75,006)
                                                  -------------   -------------

               Total Cash (Used) by
                  Investing Activities                (503,026)    (12,361,503)
                                                  -------------   -------------

Increase (Decrease) in Cash and Cash Equivalents  $(10,893,475)   $(16,023,680)
                                                  =============   =============

Supplemental Data
   Interest paid                                  $  1,386,176    $  1,962,954
   Income taxes paid                                   398,000         403,000












See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2004


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

         (c) Cash and Cash Equivalents. The term cash as used in the Condensed Consolidated Statement of Cash Flows refers to all cash and cash equivalent investments. For purposes of the statement, Federal funds sold, which have a one-day maturity, are classified as cash equivalents.

         (d) Investment Securities. Pursuant to guidelines established in FAS 115, the Company has elected to classify a portion of its current portfolio as securities available-for-sale. This category refers to investments that are not actively traded but are not anticipated by management to be held until maturity. Typically, these types of investments will be utilized by management to meet short-term asset/liability management needs. The remainder of the portfolio is classified as held-to-maturity. This category refers to investments that are anticipated by management to be held until the investment's stated maturity date.

                  For purposes of financial statement reporting, securities classified as available-for-sale are to be reported at fair market value (net of any tax effect) as of the date of the statements; however, unrealized holding gains or losses are to be excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. Securities classified as held-to-maturity are recorded at cost, resulting in a book value that ignores current market trends.

         (e) Loans. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding (simple interest). For loans that mature in twelve months or less, loan fees and related costs are recognized as income and expense during the year in which the fees are charged and costs incurred. For loans that mature after twelve months, loan fees and related costs are deferred and recognized over the life of the loan.

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

         (g) Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation, which is generally computed using the straight-line basis over the estimated useful lives of the assets. Additions to premises and equipment and major betterments and replacements are added to the accounts at cost. Maintenance and repairs and minor replacements are expensed as incurred. Gains and losses on dispositions are reflected in current earnings.

         (h) Other Real Estate. As a normal course of business, the Bank periodically has to foreclose on property used as collateral on nonperforming loans. The assets are recorded at cost plus any related capital improvement costs.

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

         (j)      Earnings Per Share

                  Earnings per share were computed by using the average shares outstanding for each period presented. The average shares of outstanding stock for the first six months of 2004 and 2003 were 2,967,144.826 and 2,962,411.942 shares, respectively. The 2004 average shares have been adjusted to reflect the buy back of 9,024 shares of common stock by the Company and the sale of 3,980 shares of the Company's common stock through the employee stock option plan as of June 30, 2004. The 2003 average shares have been adjusted to reflect the buy back of 13,000 shares of common stock by the Company and the sale of 5,275 shares through the employee stock option plan at various dates during the period.

         (k) Stock Option Disclosure. At June 30, 2004, the Company had two stock-based compensation plans, one plan for the employees and one for the Directors of the Company. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

                  Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plans vest over a period of five years and expire ten years from the grant date. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the second quarter of 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                        Quarter Ended June 30,
                                                           2004        2003

Net Income, as reported                                  $876,209    $846,439
Add:  Stock-based employee
   compensation expense included
   in reported net income, net of related tax
   effects                                                  2,502       1,142
Deduct:  Total stock-based employee
   compensation determined under fair value
   based method for all awards, net of
   related tax effects                                     (6,150)     (8,744)
                                                         ---------   ---------

Pro forma net income                                     $872,561    $838,837
                                                         =========   =========

Earnings per share
   Basic - as reported                                   $   0.29    $   0.29
                                                         =========   =========

   Basic - pro forma                                     $   0.29    $   0.28
                                                         =========   =========

   Diluted - as reported                                 $   0.28    $   0.28
                                                         =========   =========

   Diluted - pro forma                                   $   0.28    $   0.28
                                                         =========   =========

                           The fair value of each option grant is estimated as
                  of the date the option is granted using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            2004       2003

                Dividend Yield                              2.87%      3.19%

                Expected Stock Volatility                  20.17%     20.17%

                Expected Life of the Stock Option        10 Years   10 Years

                Risk-Free Interest Rate                     3.97%      3.95%

TABLE 1
Employee Stock Option Plan

                                                               2004                         2003
                                                               ----                         ----
                                                                 Weighted-Average             Weighted-Average
                                                       Shares     Exercise Price    Shares     Exercise Price

Shares Outstanding at January 1                        108,197        $11.16        107,942        $10.12
   Add:  Options Granted During the Quarter                  -             -          7,000         13.11
   Less:  Options Exercised During the Quarter           1,200          8.42          4,075          7.53
   Less:  Options Forfeited During the Quarter           3,600         13.76              -             -
Shares Outstanding at June 30                          103,397         11.39        110,867         10.40
Exercisable at June 30                                  47,797          7.77         53,267         10.48

                                                       Exercise        Fair         Exercise        Fair
                                                        Price          Value         Price          Value

Weighted-Average of Options Granted
   During the Quarter                                   $    -        $    -         $13.11         $2.38


TABLE 2
Director Stock Option Plan
                                                               2004                         2003
                                                               ----                         ----
                                                                 Weighted-Average             Weighted-Average
                                                       Shares     Exercise Price    Shares     Exercise Price

Shares Outstanding at January 1                         49,000        $ 8.33         58,000          8.18
   Add:  Options Granted During the Quarter                  -             -              -             -
   Less:  Options Exercised During the Quarter           1,000          7.38              -             -
   Less:  Options Forfeited During the Quarter               -             -              -             -
Shares Outstanding at June 30                           48,000          8.33         58,000          8.18
Exercisable at June 30                                  48,000          8.33         46,000          8.00

                                                       Exercise        Fair         Exercise        Fair
                                                        Price          Value         Price          Value

Weighted-Average of Options Granted
   During the Quarter                                   $    -        $    -         $12.50         $7.40


         (l) Income Taxes. The table below reflects the components of the Net Deferred Tax Asset account as of June 30, 2004:

                Deferred Tax Assets
                   Resulting from
                      Loan loss reserves                    $540,295
                      Deferred compensation                  152,647
                      BOLI Program                            51,905
                      Stock-based compensation                 7,526
                Deferred Tax Liabilities
                   Resulting from
                      Depreciation                          (159,515)
                      Unrealized securities losses           (40,853)
                                                            ---------

                               Net Deferred Tax Asset       $552,005
                                                            =========

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

                                                        Six Month Period
                                                         Ending June 30,
                                                       2004           2003
                                                       ----           ----

Net Income (Before Income Tax Expense)              $1,813,393    $1,693,162

Other Comprehensive Income -
   Net Unrealized Holding Gains
   (Losses) Arising During Period                     (462,512)      185,000
                                                    -----------   ----------

Comprehensive Income                                $1,350,881    $1,878,162
                                                    ===========   ==========

3.       Disclosure for Benefit Plan

                    The Bank has adopted a non-tax qualified retirement plan for certain officers to supplement their retirement benefits. The plan is funded through split dollar insurance instruments that provide retirement as well as a death benefit. The plan was funded by a single payment premium of 3,536,000. The premium payment is classified as a cash value of life insurance; therefore, investment risk is present. To ensure the safety of this investment, the insurance carriers holding the prepaid premiums are to be rated no lower than AA by Standard & Poor's. The Bank has contracted with an outside agency to administer and monitor the plan.

                             Selected Quarterly Data
                                   (Unaudited)

                                 2004         2004         2003        2003
                                Second        First       Fourth       Third
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $2,739,220   $2,701,348   $2,721,690   $2,636,837

Provision for Loan Losses         59,569       13,999            -      121,905

Noninterest Income               405,841      350,114      396,970      351,346

Noninterest Expense            1,813,393    1,807,258    1,684,339    1,735,249

Income Before Extraordinary
   Item and Cumulative Effect
   of Change in Accounting
   Principle                     876,209      857,465    1,108,852      793,513

Net Income                       876,209      857,465    1,108,852      793,513

Per Share                     $     0.29   $     0.29   $     0.36   $     0.27


                                 2003         2003         2002         2002
                                Second        First       Fourth        Third
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $2,657,933   $2,523,523   $2,549,729   $2,510,411

Provision for Loan Losses        139,723       29,984      116,031       24,512

Noninterest Income               392,040      312,329      402,139      474,061

Noninterest Expense            1,698,838    1,605,767    1,623,687    1,626,874

Income Before Extraordinary
   Item and Cumulative Effect
   of Change in Accounting
   Principle                     846,723      846,439      905,154      936,699

Net Income                       846,723      846,439      905,154      936,699

Per Share                     $     0.29   $     0.29   $     0.31   $     0.31

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

         Six Months Ending June 30: 2004 versus 2003

         Earnings Summary

                  With net income of $876,209 for the quarter, the bank surpassed last year's second quarter earnings by $29,486, or 3.48%, while year-to-date earnings of $1,733,674 increased by $40,512, or 2.39%, from that attained a year ago. When comparing the first six months of 2004 to the first six months of 2003, earnings per share increased to $0.58, although earnings per share of $0.29 for the second quarter of 2004 was unchanged from last year. Annualized return on average assets of 1.23% and annualized return on average equity of 11.99% both decreased from 1.26% and 12.48%, respectively, when comparing the first six months of 2004 to the first six months of 2003.


                  Although loans have increased by $7,827,111 since December 31, 2003, gross loans during the second quarter increased by only $1,111,488, or 0.50%. This low level of loan growth contributed to a $193,759 reduction in interest and fees earned on loans. On the other side of the balance sheet, total deposits during the first six months of 2004 declined by $2,907,552, which, combined with low interest rates, continued to reduce the Bank's overall cost of funds. Interest expense of $2,772,893 for the first half of 2004 was a $529,161 decline from that incurred during the first six months of 2003. This decline contributed to an increase in net interest income of $259,112, or 5.00%, as compared to one year ago. However, this increase did not fully impact the bottom line, as higher salary and operating expenses were incurred from the Bank's expansion into Blackstone and, most recently, the addition of a loan production office in South Boston.


         Interest Income and Interest Expense

                  Total interest income of $8,213,461 for the first six months of 2004 was $270,049 less than interest income of $8,483,510 earned during the first six months of 2003. Contributing to this decline was decreased loan demand during the first half of the year when comparing 2004 to 2003. During the first six months of 2004, loans increased by $7,827,111, whereas loans were up by $10,857,709 during the first six months of 2003.

                  On the other hand, this loan growth, combined with a $2,907,552 decline in total deposits during the second quarter, impacted liquidity and reduced the Bank's holding of Federal Funds Sold. As a result, earnings on Federal funds amounted to $60,397 for the first half of 2004 as compared to the $114,965 earned during the first half of 2003. Interest income was further reduced by an overall decrease in earnings received from the Bank's investment portfolio. The rapid paydown of mortgage backed securities, along with several exercised call options by municipal bond issuers, caused higher-yielding bonds to be replaced by lower-yielding investments. Earnings on mortgage backed securities declined by $57,506 and earnings on municipal bonds were down $51,969 when comparing the first six months of 2004 to the first six months of 2003.

                  Total interest expense in the first six months of 2004 amounted to $2,772,893, reflecting a decrease of $529,161, or 16.03%, from the amount incurred during the first six months of 2003. This decrease is attributable to a combination of low interest rates, a $6,513,716 increase in noninterest-bearing deposits during the past twelve months, and a $4,433,667 decrease in certificates of deposits since June 30, 2003.

         Provision for Loan Losses

                  As of June 30, 2004, the loan loss reserve amounted to $1,988,904, or 0.89% of gross loans. This balance represents an increase of $4,803 from the December 31, 2003 level of $1,984,101, or 0.92% of total loans, and a decline of $102,651 from one year ago. Contributing to this decline is the fact that the Bank has adopted a new loan loss reserve methodology in compliance with FAS 5, Accounting for Contingencies, and FAS 114, Accounting by Creditors for Impairment of a Loan. This new methodology replaces a previous methodology that simply maintained a reserve level of 1.00% of gross loans. With this 1.00% minimum no longer applicable, management believes that the new methodology allows for a more appropriate loan loss reserve, which is based on a five-year average of historical loan losses, adjusted for current economic factors, and identified problem loans.

                  During the first six months of the year, the Bank charged off $103,559 and recovered $34,794 from previous charge offs, resulting in net charge offs of $68,765. These charge offs were expensed to the reserve account, which in turn was not replenished from earnings back to a level of 1.00%; however, the Bank has contributed a total of $73,568 to the reserve as of June 30, 2004.

         Nonperforming Loans

                  Nonperforming loans consist of loans that are either 90 days or more past due or accounted for on a non-accrual basis. Loans classified as non-accrual no longer earn interest and payment in full of principal or interest is not expected.

                  As of June 30, 2004, the Bank had a total of $946,194, or 0.43% of the total loan portfolio, classified as nonperforming, $132,774 of which was accounted for on a non-accrual basis. This compares to the June 30, 2003 level of $1,194,574, or 0.57% of the portfolio, in loans classified as nonperforming, $221,142 was accounted for on a non-accrual basis.

         Noninterest Income and Noninterest Expense

                  Noninterest income of $755,955 increased $51,586, or 7.32%, for the first six months of 2004 as compared to $704,369 earned during the first six months of 2003. In total, noninterest income was driven by a $37,416 increase in fees on deposits.

                  Noninterest expense of $3,620,651 increased $316,046, or 9.56%, for the first six months of 2004 as compared to the level of $3,304,605 incurred during the first six months of 2003. Expenses related to salaries and benefits accounted for $239,292, or 75.71%, of the increase, as the Bank added several new employees to facilitate operations in key locations and to staff its newest locations in Blackstone and South Boston.

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

                  As of June 30, 2004, the Bank had $586,117 in outstanding letters of credit, representing a decrease of $697,196, or 54.33%, from the December 31, 2003 level of $1,283,313. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer. Following are the maturities of these instruments as of June 30, 2004:

                                 2005      $239,093

         Liquidity

                  As of June 30, 2004, $64,464,823, or 28.97% of gross loans, will mature or are subject to repricing within one year. These loans are funded in part by $33,670,363 in certificates of deposit of $100,000 or more, of which $14,939,120 will mature in one year or less.

                  In total, the Bank has a total of $70,099,510 in certificates of deposit and $163,158 in investment securities maturing within the next twelve months.

                  At year end 2003, $65,529,559, or 31.34%, of gross loans were scheduled to mature or were subject to repricing within one year and $72,424,561 in certificates of deposit, $36,582,908 of which were $100,000 or greater, were scheduled to mature during the same period.

         Capital Adequacy

                  Total stockholders' equity amounted to $29,203,978, or 10.37% of total assets, as of June 30, 2004. This compares to stockholders' equity of $28,612,900, or 10.08% of total assets, as of December 31, 2003.

                  Primary capital (stockholders' equity plus loan loss reserves) amounted to $31,192,882, or 11.08% of total assets, as of June 30, 2004, while during 2003, primary capital was equal to $30,597,001, or 10.78% of total assets, as of December 31, 2003.

         Three Months Ending June 30: 2004 versus 2003


                  The same operating policies and philosophies discussed in the six-month discussion were prevalent throughout the second quarter and the operating results were predictably similar.

         Earnings Summary

                  Net income of $876,209 for the second quarter of 2004 increased $29,486, or 3.48%, as compared to net income of $846,723 earned during the second quarter of 2003. Earnings per share of 0.29 as of June 30, 2004 were unchanged from June 30, 2003, while the annualized return on average assets of 1.24% and annualized return on average equity of 12.12% decreased from 1.26% and 12.49%, respectively, when comparing the same periods.

                  Although an $81,287 increase in net interest income, a $80,154 decline in the provision for loan losses, and a $13,801 increase in noninterest income improved overall profitability, a $114,555 increase in noninterest expense reduced the impact of this increased income. These higher expenses resulted primarily from increased salaries and benefits expense resulting from the Bank's expansion into Blackstone and, most recently, the addition of a loan production office in South Boston.

         Interest Income and Interest Expense

                  Total interest income of $4,104,729 for the second quarter of 2004 decreased $166,252, or 3.89%, from interest income of $4,270,981 earned during the second quarter of 2003. Although interest earned on agency securities was up by $87,753, offsetting a $82,742 decrease interest earned on mortgage backed securities, it was not enough to overcome a $115,574 decline in interest and fees earned on loans, which resulted from flat loan demand during the quarter.

                  Total interest expense in the second quarter of 2004 amounted to $1,365,509, reflecting a decrease of $247,539, or 15.35%, from that incurred during the second quarter of 2003. This decrease occurred as a result of low interest rates, an increase in noninterest-bearing deposits, and a decrease in both MMDA accounts and certificates of deposits during the quarter.

         Provision for Loan Losses

                  During the second quarter of 2004, the Bank provided an additional $59,569 to the loan loss reserve, increasing the total reserve to $1,988,904, or 0.89% of total loans, as of June 30, 2004.

         Loans and Deposits

                  During the second quarter of 2004, gross loans grew by $1,111,488, or 0.50%, while total deposits decreased by $11,069,238, or 4.42%, during the same period. The decline in deposits was primarily related to a single event, in which a large commercial borrower made a substantial withdrawal to meet tax obligations. Deposit growth was otherwise flat during the second quarter.

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


Table I
                         Fair Value of Financial Assets

                           Benchmark Bankshares, Inc.

                                  June 30, 2004

                                                                                                                       Current
            Categories               2005          2006          2007          2008          2009       Thereafter      Value
            ----------               ----          ----          ----          ----          ----       ----------      -----

Loans
   Commercial                    $12,769,682   $         -   $         -   $         -   $         -   $         -   $ 12,304,816
   Consumer                       12,466,685     9,457,840     5,678,127     2,563,404     1,287,701       462,536     27,597,853
   Mortgage                       34,507,008    22,366,192    30,836,709    35,818,578    48,018,672    27,138,572    160,429,092

Investments
   U. S. Government Agencies         174,900       174,900       174,900       174,900       174,900     1,287,000      3,000,165
   Municipals                        628,217       622,953     1,731,848     1,001,000     2,335,620     9,886,470     14,192,405
   Mortgage Backed Securities      4,103,678     2,570,442     1,697,235     1,432,926       793,305     2,276,824     11,655,776

                                                                                                                        Curent
            Categories               2005          2006          2007          2008          2009       Thereafter       Value
            ----------               ----          ----          ----          ----          ----       ----------       -----

Certificates of Deposit
   < 182 Days                      1,461,015             -             -             -             -              -     1,458,204
    182 - 364 Days                 6,272,581             -             -             -             -              -     6,233,573
    1 Year - 2 Years              35,205,134     2,310,767             -             -             -              -    37,024,566
    2 Years - 3 Years             11,444,826     4,703,141        11,496             -             -              -    15,749,774
    3 Years - 4 Years              2,721,133     4,322,965     3,539,299        19,172             -              -    10,073,384
    4 Years - 5 Years                890,794       441,703       753,666       921,430         5,321              -     2,794,176

In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at twelve-month intervals.

Table II
                        Variable Interest Rate Disclosure

                           Benchmark Bankshares, Inc.

                                  June 30, 2004


                                     Valuation of Securities           No          Valuation of Securities
                                     Given an Interest Rate         Change In      Given an Interest Rate
                                   Decrease of (x) Basis Points     Interest     Increase of (x) Basis Points
             Categories              (200 BPS)       (100 BPS)        Rate         100 BPS         200 BPS
             ----------              ---------       ---------        ----         -------         -------

Loans
    Commercial                     $ 12,456,715    $ 12,380,392   $ 12,304,816   $ 12,229,980    $ 12,155,871
    Consumer                         28,679,012      28,129,005     27,597,853     27,084,662      26,588,592
    Mortgage                        171,360,316     165,757,356    160,429,092    155,358,749     150,530,752

Investments
    U. S. Government Agencies         3,064,438       3,053,398      3,000,165      2,877,158       2,646,226
    Municipals                       15,826,847      15,020,973     14,192,405     13,330,815      12,482,342
    Mortgage Backed Securities       12,246,150      11,950,966     11,655,776     11,360,587      11,065,403

Certificates of Deposit
    < 182 Days                        1,465,724       1,461,954      1,458,204      1,454,473       1,450,761
    182 - 364 Days                    6,311,982       6,272,581      6,233,573      6,194,951       6,156,711
    1 Year - 2 Years                 37,816,990      37,416,597     37,024,566     36,640,638      36,264,567
    2 Years - 3 Years                 1,657,375      15,951,101     15,749,774     15,553,221      15,361,281
    3 Years - 4 Years                10,493,182      10,279,811     10,073,384      9,873,600       9,680,176
    4 Years - 5 Years                 2,937,014       2,864,153      2,794,176      2,726,934       2,662,290


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

                                  June 30, 2004


Part II  Other Information

Item 1            Legal Proceedings

                           None

Item 2            Changes in Securities

                           None

Item 3            Defaults Upon Senior Securities

                           None

Item 4            Submission of Matters to a Vote of Security Holders

                           None

Item 5            Other Information

                           Independent Accountant's Review Report

Item 6            Report on Form 8-K

                           No reports on Form 8-K have been filed during the
                  quarter ended June 30, 2004.

Item 99           "Additional Exhibits of Item 601(b)"

                           Exhibit 31       Section 302 Certification
                           Exhibit 32       Section 906 Certification

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have reviewed the accompanying 10-Q filing including the balance sheet of Benchmark Bankshares, Inc. (a corporation) as of June 30, 2004 and the related statements of income and cash flows for the six months and three months periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Benchmark Bankshares, Inc.

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

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The additional required information included in the 10-Q filing for June 30, 2004 is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.





                          Creedle, Jones, and Alga, P. C.
                          Certified Public Accountants

South Hill, Virginia
August 2, 2004

Page 24 of 27
Item 99
Exhibit 31

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


Date:    August 2, 2004                  Ben L. Watson, III
                                         President and Chief Executive Officer

Page 25 of 27
Item 99
Exhibit 31

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


Date:    August 2, 2004                  Janice W. Pernell
                                         Senior Vice President, Treasurer, and
                                         Assistant Secretary

Page 26 of 27
Item 99
Exhibit 32


                    STATEMENT OF CHIEF EXECUTIVE OFFICER AND
           CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


         In connection with the Form 10-Q of Benchmark Bankshares, Inc. for the quarter ended June 30, 2004, we, Ben L. Watson, III, President and Chief Executive Officer of Benchmark Bankshares, Inc., and Janice W. Pernell, Senior Vice President, Treasurer, and Assistant Secretary of Benchmark Bankshares, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to our knowledge:

         (a) such Form 10-Q for the quarter ended June 30, 2004 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (b) the information contained in such Form 10-Q for the quarter ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Benchmark Bankshares, Inc. as of, and for, the periods presented in such Form 10-Q.



By:   Ben L. Watson, III                                 Date:  August 2, 2004
      President and Chief Executive Officer



By:   Janice W. Pernell                                  Date:  August 2, 2004
      Senior Vice President, Treasurer,
      and Assistant Secretary

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                  June 30, 2004


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  August 2, 2004                    Ben L. Watson, III
                                         President and Chief Executive Officer





Date:  August 2, 2004                    Janice W. Pernell
                                         Senior Vice President, Treasurer, and
                                         Assistant Secretary