Form 10-Q
period 2004-09-30
BENCHMARK BANKSHARES INC
filed 2004-11-10
CIK 804563

                                    Form 10-Q

                    U. S. Securities and Exchange Commission

                              Washington, DC 20549


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

      For the 9-month period ended September 30, 2004.

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

                                  2,974,693.002

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                                Table of Contents

                               September 30, 2004


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

   Item 4         Controls and Procedures

Part II           Other Information

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                   (Unaudited)     (Audited)
                                                  September 30,   December 31,
                                                      2004           2003

Assets
   Cash and due from banks                        $ 12,943,222    $ 12,897,917
   Interest-bearing deposits in other banks            100,000         100,000
   Securities
     U. S. Government agencies                       2,495,411       3,000,112
     Mortgage backed securities                      9,954,221      14,597,092
     State and municipal obligations                15,141,123      13,800,352
     Other securities                                  260,056         259,506
     Federal funds sold                             10,194,000      15,466,000

   Loans                                           223,266,288     214,703,746
      Less:
         Allowance for loan losses                  (2,010,815)     (1,984,101)
                                                  -------------   -------------
               Net Loans                           221,255,473     212,719,645

   Premises and equipment - net                      5,383,473       4,531,321
   Accrued interest receivable                       1,390,119       1,267,134
   Deferred income taxes                               370,040         302,829
   Other real estate                                   229,404         106,904
   Cash value life insurance                         3,936,195       3,806,253
   Refundable taxes                                          -         122,345
   Other assets                                        969,787         908,951
                                                  -------------   -------------

               Total Assets                       $284,622,524    $283,886,361
                                                  =============   =============

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                           Consolidated Balance Sheet


                                                   (Unaudited)     (Audited)
                                                  September 30,   December 31,
                                                      2004           2003
Liabilities and Stockholders' Equity
   Deposits
      Demand (noninterest-bearing)                $ 36,350,330    $ 30,401,821
      NOW accounts                                  29,279,864      29,254,509
      Money market accounts                         19,446,997      25,265,191
      Savings                                       16,346,478      15,550,755
      Time, $100,000 and over                       34,441,593      33,331,859
      Other time                                   116,591,934     119,396,360
                                                  ------------    ------------
               Total Deposits                      252,457,196     253,200,495

   Accrued interest payable                            648,638         667,523
   Accrued income tax payable                             (561)              -
   Dividends payable                                         -         623,317
   Other liabilities                                 1,026,805         782,126
                                                  ------------    ------------

               Total Liabilities                   254,132,078     255,273,461

Stockholders' Equity
   Common stock, par value $.21 per share,
      authorized 4,000,000 shares; issued
      and outstanding 09-30-04, 2,974,693.002,
      issued and outstanding 12-31-03,
      2,970,373.959                                    624,686         623,779
   Additional paid-in capital                        3,825,258       3,881,671
   Retained earnings                                25,581,800      23,565,634
   Unrealized security gains net of tax effect         458,702         541,816
                                                  ------------    ------------

               Total Stockholders' Equity           30,490,446      28,612,900
                                                  ------------    ------------
               Total Liabilities and
                  Stockholders' Equity            $284,622,524    $283,886,361
                                                  ============    ============

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.






See notes to consolidated financial statements.

Page 5 of 30
                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                        2004         2003
Interest Income
   Interest and fees on loans                       $11,365,965   $11,578,852
   Interest on U. S. Government obligations             128,475         8,000
   Interest on State and municipal obligations          436,716       496,257
   Interest on mortgage backed securities               334,211       406,580
   Interest on Federal funds sold                        93,770       146,050
                                                    -----------   -----------

               Total Interest Income                 12,359,137    12,635,739

Interest Expense
   Interest on deposits                               4,151,806     4,817,446
                                                    -----------   -----------

               Total Interest Expense                 4,151,806     4,817,446

Net Interest Income                                   8,207,331     7,818,293
Provision for Loan Losses                               142,000       291,612
                                                    -----------   -----------
               Net Interest Income After Provision    8,065,331     7,526,681

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                          683,798       585,716
   Other operating income                               416,039       430,817
   Dividends                                             61,532        41,660
   Gains on sale of other assets                            848       (20,953)
   Gains on sale of securities                           24,462        18,475
                                                    -----------   -----------

               Total Noninterest Income               1,186,679     1,055,715

Noninterest Expense
   Salaries and wages                                 2,748,526     2,582,137
   Employee benefits                                    670,704       674,061
   Occupancy expenses                                   274,296       299,619
   Furniture and equipment expense                      308,657       297,648
   Other operating expenses                           1,435,762     1,186,389
                                                    -----------   -----------

               Total Noninterest Expense              5,437,945     5,039,854
                                                    -----------   -----------
Net Income Before Taxes                               3,814,065     3,542,542
Income Taxes                                          1,142,240     1,055,867
                                                    -----------   -----------
Net Income                                          $ 2,671,825   $ 2,486,675
                                                    ===========   ===========

Earnings per Share, Basic                           $      0.90   $      0.84
                                                    ===========   ===========

Earnings per Share, Diluted                         $      0.89   $      0.82
                                                    ===========   ===========

See notes to consolidated financial statements.

Page 6 of 30
                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                        Consolidated Statement of Income

                                   (Unaudited)

                                                Three Months Ended September 30,
                                                      2004          2003
Interest Income
   Interest and fees on loans                      $3,823,161    $3,842,289
   Interest on U. S. Government obligations            40,722         8,000
   Interest on State and municipal obligations        150,301       157,873
   Interest on mortgage backed securities              98,119       112,982
   Interest on Federal funds sold                      33,373        31,085
                                                   ----------    ----------

               Total Interest Income                4,145,676     4,152,229

Interest Expense
   Interest on deposits                             1,378,913     1,515,392
                                                   ----------    ----------

               Total Interest Expense               1,378,913     1,515,392
                                                   ----------    ----------

Net Interest Income                                 2,766,763     2,636,837
Provision for Loan Losses                              68,432       121,905
                                                   ----------    ----------

               Net Interest Income After Provision  2,698,331     2,514,932

Noninterest Income
   Service charges, commissions, and fees on
      deposits                                        252,759       192,093
   Dividends                                           22,710        16,250
   Gains on sale of other assets                       (7,616)      (27,862)
   Gains on sale of securities                         24,462        16,037
   Other operating income                             138,409       154,828
                                                   ----------    ----------
               Total Noninterest Income               430,724       351,346

Noninterest Expense
   Salaries and wages                                 849,611       922,514
   Employee benefits                                  218,225       211,065
   Occupancy expenses                                  96,052       100,363
   Furniture and equipment expense                    110,093        98,583
   Other operating expenses                           543,313       402,724
                                                   ----------    ----------
               Total Noninterest Expense            1,817,294     1,735,249
                                                   ----------    ----------

Net Income Before Taxes                             1,311,761     1,131,029
Income Taxes                                          373,610       337,516
                                                   ----------    ----------
Net Income                                         $  938,151    $  793,513
                                                   ==========    ==========

Earnings per Share, Basic                          $     0.32    $     0.27
                                                   ==========    ==========

Earnings per Share, Diluted                        $     0.31    $     0.26
                                                   ==========    ==========

See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                      Nine Months September 30,
                                                       2004             2003

Cash Flows from Operating Activities                $ 3,781,211    $ 2,567,435

Cash Flows from Financing Activities
   Net increase (decrease) in demand deposits and
      interest-bearing transaction accounts           5,973,864      4,831,863
   Net increase (decrease) in savings and money
      market deposits                                (5,022,471)     8,172,905
   Net increase (decrease) in certificates of
      deposit                                        (1,694,692)    (1,345,977)
   Dividends payable                                 (1,247,526)    (1,215,524)
   Sale of stock                                        146,618        134,704
   Purchase of stock                                   (209,401)      (301,449)
                                                    ------------   ------------
               Total Cash Provided (Used) by
                  Financing Activities               (2,053,608)    10,276,522

Cash Flows from Investing Activities
   Purchase of securities                            (1,627,699)   (14,849,581)
   Sale of securities                                 1,419,671        823,883
   Maturity of securities                             2,465,789      9,148,514
   Net increase in loans                             (8,562,542)   (14,036,861)
   Purchase of premises and equipment                  (913,659)      (432,827)
   Proceeds from sale of other assets                   134,200        162,470
   Purchase of Certificates of Deposit                 (100,000)             -
   Cash value life insurance                            129,942       (108,759)
                                                    ------------   ------------
               Total Cash (Used) by Investing
                  Activities                         (7,054,298)   (19,293,161)
                                                    ------------   ------------

Increase (Decrease) in Cash and Cash Equivalents     (5,326,695)    (6,449,204)

Beginning Cash and Cash Equivalents                  28,463,917     30,595,576
                                                    ------------   ------------
Ending Cash and Cash Equivalents                    $23,137,222    $24,146,372
                                                    ============   ============
Supplemental Data
   Interest paid                                    $ 4,151,806    $ 4,817,446
   Income taxes paid                                  1,142,240      1,055,867



See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                                               Three Months Ended September 30,
                                                     2004           2003

Cash Flows from Operating Activities             $ 2,864,703    $   580,649

Cash Flows from Financing Activities
   Net increase in demand deposits and interest-
      bearing transaction accounts                 3,220,688      2,522,101
   Net (decrease) in savings and money
      market deposits                                170,085      5,376,560
   Net (decrease) in certificates of deposit      (1,226,520)    (1,868,335)
   Sale of stock                                      59,418       (132,384)
   Purchase of stock                                 (59,764)        65,099
   Dividends paid                                   (624,209)      (622,436)
                                                 ------------   ------------
               Total Cash Provided (Used) by
                  Financing Activities             1,539,698      5,340,605

Cash Flows from Investing Activities
   Purchase of securities                         (1,022,699)    (4,744,550)
   Sale of securities                              1,419,671        823,883
   Securities paydowns and maturities                      -      4,970,955
   Net increase in loans                            (735,431)    (3,179,152)
   Proceeds from sale of other assets                134,200        162,470
   Purchase of premises and equipment               (846,439)      (127,810)
   Purchase of Certificates of Deposit              (100,000)              -
   Cash value life insurance                          43,374        (33,753)
                                                 ------------    -----------
               Total Cash (Used) by Investing
                  Activities                      (1,107,324)    (2,127,957)
                                                 ------------    -----------

Increase (Decrease) in Cash and Cash Equivalents   3,297,077      3,793,297

Beginning Cash and Cash Equivalents               19,840,145     20,353,075
                                                 ------------   ------------

Ending Cash and Cash Equivalents                 $23,137,222    $24,146,372
                                                 ============   ============
Supplemental Data
   Interest paid                                 $ 1,378,913    $ 1,515,392
   Income taxes paid                                 373,610        337,516


See notes to consolidated financial statements.

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 2004


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

          (d) Investment Securities. Pursuant to guidelines established in FAS 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has elected to classify a portion of its current portfolio as securities available-for-sale. This category refers to investments that are not actively traded but are not anticipated by management to be held-to-maturity. Typically, these types of investments will be utilized by management to meet short-term asset/liability management needs. The remainder of the portfolio is classified as held-to-maturity. This category refers to investments that are anticipated by management to be held until the stated maturity date of the investment.

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

         (e) Loans. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding (simple interest). For loans that mature in twelve months or less, loan fees and related costs are recognized as income and expenses during the year in which the fees are charged and costs are incurred. For loans that mature after twelve months, loan fees and related costs are deferred and recognized over the term of the loan.

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

                  Reserves established according to FAS 5 are based on the Bank's 5-year historical average of charge offs, adjusted for such factors as portfolio growth, charge-off trends, credit concentrations, and current economic conditions. Reserves established according to FAS 114 are based on the Bank's analysis of the commercial loan portfolio for individually impaired loans as of the balance sheet date.

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

         (j) Earnings per Share. Earnings per share were computed by using the average shares outstanding for each period presented. Average shares have been adjusted to reflect the buy back of 12,666 shares of common stock by the Company and the sale of 11,028 shares of the Company's common stock through the employee stock option plan during the first nine months of 2004. The 2003 average shares have been adjusted to reflect the buy back of 22,001 shares of the Company's common stock and the sale of 17,850 shares through the stock option plan. The average shares of outstanding stock for the first nine months of 2004 and 2003 were 2,969,026.803 shares and 2,962,695.579 shares, respectively. As of September 30, 2004, the Company had outstanding granted options to purchase 144,249 shares of Benchmark Bankshares, Inc. stock to employees to directors under two separate incentive stock plans. Based on current trading values of the stock, the stock options are dilutive to the structure of the Company. The following chart provides of summary of basic and diluted earnings per share as of September 30, 2004 and 2003.

                                 3 Months Ended         9 Months Ended
                                  September 30,          September 30,

                                2004        2003       2004        2003

                      Basic    $0.32        $0.27      $0.90       $0.84

                    Diluted    $0.31        $0.26      $0.89       $0.82

         (k) Stock Option Disclosure. At September 30, 2004, the Company had two stock-based compensation plans, one plan for the employees and one for the Directors of the Company. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

                  Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plans vest over a period of five years and expire ten years from the grant date. Therefore, the cost related to stock-based employee compensation included in the determination of net income for both the third quarter and year-to-date 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                    Quarter Ended September 30,
                                                        2004          2003

Net Income, as reported                               $938,151      $793,513
Add:  Stock-based employee
   compensation expense included
   in reported net income, net of related tax
   effects                                               3,482         3,454
Deduct:  Total stock-based employee
   compensation determined under fair value
   based method for all awards, net of
   related tax effects                                  (6,934)       (7,954)
                                                      ---------     ---------

Pro forma net income                                  $934,699      $789,013
                                                      =========     =========
Earnings per share
   Basic - as reported                                $   0.32      $   0.27
                                                      =========     =========

   Basic - pro forma                                  $   0.31      $   0.27
                                                      =========     =========

   Diluted - as reported                              $   0.31      $   0.26
                                                      =========     =========

   Diluted - pro forma                                $   0.31      $   0.26
                                                      =========     =========

Page 12 of 30

TABLE 1
Employee Stock Option Plan                                    Quarter Ended                      Quarter Ended
                                                           September 30, 2004                 September 30, 2003
                                                     -----------------------------       ---------------------------
                                                                  Weighted-Average                  Weighted-Average
                                                      Shares       Exercise Price         Shares     Exercise Price
Shares Outstanding at July 1                         103,297           $11.39            110,867         $10.40
   Add: Options Granted During the Quarter             9,000           $16.69             11,000         $15.22
   Less: Options Exercised During the Quarter          7,048            $8.43              4,500          $7.91
   Less: Options Forfeited During the Quarter          3,000           $12.75              2,000         $12.25
Shares Outstanding at September 30                   102,249           $12.02            115,367         $11.37
Exercisable at September 30                           43,049            $8.61             52,167         $10.60

                                                     Exercise           Fair             Exercise         Fair
                                                      Price             Value             Price           Value
Wght. Avg. of Options Granted During the Quarter      $16.69            $2.45             $15.22          $3.19




TABLE 2
Stock Option Plan for Directors
                                                              Quarter Ended                      Quarter Ended
                                                           September 30, 2004                 September 30, 2003
                                                     -----------------------------       ---------------------------
                                                                  Weighted-Average                  Weighted-Average
                                                      Shares       Exercise Price         Shares     Exercise Price
Shares Outstanding at July 1                          42,000            $8.39             58,000          $8.18
   Add: Options Granted During the Quarter             ----              ----              ----            ----
   Less: Options Exercised During the Quarter          ----              ----              4,000          $7.38
   Less: Options Forfeited During the Quarter          ----              ----              ----            ----
Shares Outstanding at September 30                    42,000            $8.39             54,000          $8.24
Exercisable at September 30                           42,000            $8.39             54,000          $8.24

                                                     Exercise           Fair             Exercise         Fair
                                                      Price             Value             Price           Value
Wght. Avg. of Options Granted During the Quarter       ----              ----              ----            ----


          The fair value of each option grant is estimated as of the date the option is granted using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                             Quarter Ended
                                             September 30,
                                            2004       2003

Dividend Yield                              2.59%      2.79%
Expected Stock Volatility                  20.50%     20.17%
Expected Life of the Stock Option        10 Years   10 Years
Risk-Free Interest Rate                     4.72%      4.05%

         The following table illustrates the year-to-date effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards.


                                                          Nine Months Ended
                                                            September 30,
                                                          2004          2003

Net Income, as reported                               $2,671,825    $2,486,675
Add:  Stock-based employee
   compensation expense included
   in reported net income, net of related tax
   effects                                                 8,706         5,003
Deduct:  Total stock-based employee
   compensation determined under fair value
   based method for all awards, net of
   related tax effects                                   (19,530)      (24,707)
                                                      -----------   -----------

Pro forma net income                                  $2,661,001    $2,466,971
                                                      ===========   ===========
Earnings per share
   Basic - as reported                                $     0.90    $     0.84
                                                      ===========   ===========

   Basic - pro forma                                  $     0.90    $     0.83
                                                      ===========   ===========

   Diluted - as reported                              $     0.89    $     0.82
                                                      ===========   ===========

   Diluted - pro forma                                $     0.88    $     0.82
                                                      ===========   ===========





TABLE 3
Employee Stock Option Plan                                     Nine Months                        Nine Months
                                                           September 30, 2004                 September 30, 2003
                                                     -----------------------------       ---------------------------
                                                                  Weighted-Average                  Weighted-Average
                                                      Shares       Exercise Price         Shares     Exercise Price
Shares Outstanding at January 1                      111,977           $11.16            108,217          $9.84
   Add:  Options Granted Year-to-Date                 14,000           $16.14             23,000         $14.17
   Less: Options Exercised Year-to-Date               11,128            $8.09             13,850          $7.59
   Less: Options Forfeited Year-to-Date               12,600           $12.35              2,000         $12.25
Shares Outstanding at September 30                   102,249           $12.02            115,367         $10.93
Exercisable at September 30                           43,049            $8.61             52,167         $10.60

                                                     Exercise           Fair             Exercise         Fair
                                                      Price             Value             Price           Value
Wght. Avg. of Options Granted Year-to-Date            $16.14            $3.71             $14.17          $2.79


TABLE 4
Stock Option Plan for Directors
                                                              Quarter Ended                      Quarter Ended
                                                           September 30, 2004                 September 30, 2003
                                                     -----------------------------       ---------------------------
                                                                  Weighted-Average                  Weighted-Average
                                                      Shares       Exercise Price         Shares     Exercise Price
Shares Outstanding at January 1                       49,000            $8.33             58,000          $8.18
   Add:  Options Granted Year-to-Date                  ----              ----              ----            ----
   Less: Options Exercised Year-to-Date                7,000            $7.93              4,000          $7.38
   Less: Options Forfeited Year-to-Date                ----              ----              ----            ----
Shares Outstanding at September 30                    42,000            $8.39             54,000          $8.24
Exercisable at September 30                           42,000            $8.39             54,000          $8.24

                                                     Exercise           Fair             Exercise         Fair
                                                      Price             Value             Price           Value
Wght. Avg. of Options Granted Year-to-Date             ----              ----              ----            ----


          The fair value of each option grant is estimated as of the date the option is granted using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                      Nine Months Ended
                                                        September 30,
                                                       2004       2003

           Dividend Yield                              2.69%      3.00%
           Expected Stock Volatility                  20.38%     20.17%
           Expected Life of the Stock Option        10 Years   10 Years
           Risk-Free Interest Rate                     4.46%      4.01%


         (l) Income Taxes. The table below reflects the components of the Net Deferred Tax Asset account as of September 30, 2004:

                Deferred Tax Assets
                   Resulting from
                     Loan loss reserves                            $ 532,058
                     Deferred compensation                           152,647
                     BOLI Program                                     56,014
                     Stock-based compensation                          9,320
                Deferred Tax Liabilities
                   Resulting from
                      Depreciation                                  (143,697)
                     Unrealized securities gains                    (236,301)
                                                                   ----------

                               Net Deferred Tax Asset              $ 370,040
                                                                   ==========

         (m) Comprehensive Income. Comprehensive income in the Company's operation relates to unrealized security gains and losses in the investment portfolio. The Company has elected to report this activity in the equity section of the financial statements rather than the Statement of Income. The following table is presented in lieu of a Statement of Equity to reflect the activity in Comprehensive Income:


                                     Nine Month Period       Three Month Period
                                    Ending September 30,    Ending September 30,
                                      2004        2003        2004      2003

Net Income                         $2,671,825  $2,486,675  $  938,151 $793,513

Other Comprehensive Income -
  Net Unrealized Holding Gains
  (Losses) Arising During Period      (83,114)   (257,171)    379,398 (442,171)
                                   ----------- ----------- ---------- ---------
Comprehensive Income               $2,588,711  $2,229,504  $1,317,549 $351,342
                                   =========== =========== ========== =========

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

                             Selected Quarterly Data
                                   (Unaudited)

                                  2004        2004         2004          2003
                                 Third       Second        First        Fourth
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $2,698,331   $2,739,220   $2,701,348   $2,721,690

Provision for Loan Losses         68,432       59,569       13,999            -

Noninterest Income               430,724      405,841      350,114      396,970

Noninterest Expense            1,817,294    1,813,393    1,807,258    1,684,339

Income Before Extraordinary
   Item and Cumulative Effect
   of Change in Accounting
   Principle                     938,151      876,209      857,465    1,108,852

Net Income                       938,151      876,209      857,465    1,108,852

Per Share                     $     0.32   $     0.29   $     0.29   $     0.36






                                  2003        2003         2003          2002
                                 Third       Second        First        Fourth
                                Quarter      Quarter      Quarter      Quarter

Net Interest Income           $2,636,837   $2,657,933   $2,523,523   $2,549,729

Provision for Loan Losses        121,905      139,723       29,984      116,031

Noninterest Income               351,346      392,040      312,329      402,139

Noninterest Expense            1,735,249    1,698,838    1,605,767    1,623,687

Income Before Extraordinary
   Item and Cumulative Effect
   of Change in Accounting
   Principle                     793,513      846,723      846,439      905,154

Net Income                       793,513      846,723      846,439      905,154

Per Share                     $     0.27   $     0.29   $     0.29   $     0.31

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


         Nine Months Ending September 30:  2004 Versus 2003

         Earnings Summary

                  Net income of $2,671,825 for the first nine months of 2004 increased by $185,150, or 7.45%, over the $2,486,675 earned during the first nine months of 2003. Earnings per share as of September 30, 2004 amounted to $0.90, an increase of $0.06 when compared to earnings per share of $0.84 one year ago.

                  As a result of both a prolonged exposure to low interest rates and a low level of loan demand during the third quarter, interest and fees earned on loans declined by $212,887 when comparing the first nine months of 2004 to the first nine months of 2003. Overall, total interest income was down by $276,602; however, several factors combined to offset this decline in revenue, thereby contributing to increased profitability during period. Interest rates continue to remain low, despite several rate increases by the Federal Reserve Bank in recent months. These low rates, combined with a $6,007,856 increase in non-interest-bearing checking accounts and a $3,791,852 decline in certificates of deposit during the past twelve months, contributed to a $665,640, or 13.82% decline in interest expense. In addition, a $130,964 increase in non-interest income partially offset a $398,091 increase in non-interest expense. These factors, along with a $149,612 decrease in the loan loss provision for the period when compared to last year, resulted in higher net income for the Bank.

                  Total assets as of September 30, 2004 amounted to $284,622,524; an increase of $6,865,409, or 2.47%, over total assets of $277,757,115 on September 30, 2003. This modest asset growth, along with higher net income year-to-date, increased annualized return on average assets from 1.23% to 1.25%. Increased earnings during both 2003 and 2004 have resulted in a $2,504,215 increase in shareholders' equity, which amounted to $30,490,446 as of September 30, 2004. As a result of this increased level of shareholders' equity, the Bank's annualized return on equity ratio fell from 12.20% to 12.05% when comparing the first nine months of 2004 with the first nine months of 2003.

         Interest Income and Interest Expense

                  Total interest income of $12,359,137 for the first nine months of 2004 decreased $276,602, or 2.19%, from interest income of $12,635,739 recorded during the first nine months of 2003. Interest and fees earned on loans have been negatively impacted by a prolonged exposure to declining interest rates, especially given the Bank's reliance on balloon notes to fund real estate loans. Despite a $10,900,784 increase in loans over the past twelve months, interest and fees earned on loans as of September 30, 2004 declined by $212,887, or 1.84%, when compared to the first nine months of 2003.

                  Interest earned on U.S. Government agencies increased by $120,000, as management purchased several of these callable securities in an effort to increase yield in the investment portfolio while trying to keep portfolio duration relatively short. On the other hand, mortgage-backed securities have continued to pay down as a result of a volatile interest rate environment. Interest earned on these securities declined from $406,580 during the first nine months of 2003 to $334,211 for the first nine months of 2004. Not only do rapid prepayments in the Bank's mortgage-backed security holdings accelerate the recognition of interest expense for bonds purchased at a premium, but prepayments also reduce the total amount of interest from coupon payments. In addition, several higher-yielding bonds were called by the issuer during the year, reducing overall interest income and causing the Bank to reinvest these funds at lower interest rates.

                  Total interest expense in the first nine months of 2004 decreased to a level of $4,151,806, reflecting a decline of $665,640, or 13.82%, from the expense incurred during the first nine months of 2003. The combination of historically low interest rates, a $6,007,856 increase in non-interest-bearing checking accounts, and a $3,791,852 decline in certificates of deposit during the past twelve months contributed to the reduction in interest paid on deposits.

         Allowance for Loan Losses

                  During the first nine months of 2004, the Bank has contributed a total of $142,000 to the allowance through the provision for loan losses. With year-to-date net charge offs of $115,286, the loan loss reserve has increased by $26,714 to its current level of $2,010,815, or 0.90% of gross loans. At year end 2003, the reserve level amounted to $1,984,101, or 0.92% of outstanding loan balances.

         Nonperforming Loans

                  Nonperforming loans consist of loans that are either 90 days or more past due or accounted for on a non-accrual basis. Loans classified as non-accrual no longer earn interest and payment in full of principal or interest is not expected. As of September 30, 2004, the Bank had a total of $1,325,070, or 0.59% of the total loan portfolio, classified as nonperforming loans, with $387,939 of this amount accounted for on a non-accrual basis. At September 30, 2003, the Bank had $1,030,158, or 0.49% of the loan portfolio, classified as nonperforming, $273,227 of which was accounted for as non-accrual.

         Noninterest Income and Noninterest Expense

                  Noninterest income of $1,186,679 increased by $130,964, or 12.41%, for the first nine months of 2004 when compared to the level of $1,055,715 reached during the first nine months of 2003. Contributing to this higher level of income were increased earnings from bank-owned life insurance (BOLI), higher ATM income, and higher service charge and fee income on deposits due to an increased level of deposits and a revised service charge schedule.

                  Noninterest expense of $5,437,945 increased $398,091, or 7.90%, for the first nine months of 2004 as compared to the level of $5,039,854 reached during the first nine months of 2003. Additional staffing to support the Bank's continued growth increased salaries expense by $166,389, while a $249,373 increase in other operating expenses accounted for a majority of the additional expense.

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

                  As of September 30, 2003, the Bank had $635,353 in outstanding letters of credit. This represents a decrease of $647,960, or 50.49%, from the December 31, 2003 level of $1,283,313. These instruments are based on the financial strength of the customer and the existing relationship between the Company and the customer. All of these instruments are scheduled to mature as of September 30th of the following years:


                             2005       $606,853
                             2006         28,500
                                        --------
                             TOTAL      $635,353
                                        ========


         Liquidity

                  As of September 30, 2004, $64,460,073, or 28.87% of the gross loan portfolio, will mature or is subject to repricing within one year. These loans are funded in part by $34,441,592 in certificates of deposit of $100,000 or more, of which $14,587,356 will mature in one year or less.

                  At December 31, 2003, the Bank had $65,529,559, or 31.34% of
         the loan portfolio, scheduled to mature or subject to repricing within one year and $72,424,561 in certificates of deposit, $36,582,908 of which were $100,000 or greater, scheduled to mature during the same period.

         Capital Adequacy

                  Total stockholder equity was $30,490,446, or 10.71% of total assets, as of September 30, 2004. This compared to $28,612,900, or 10.08% of total assets as of December 31, 2003.

                  Primary capital (stockholders' equity plus loan loss reserves) of $32,501,261 represented 11.42% of total assets as of September 30, 2004 as compared to $30,597,001, or 10.78% of total assets, as of December 31, 2003.

                  The increase in equity position is attributable primarily to increased retained earnings resulting from strong earnings during 2003 and year-to-date 2004.

         Three Months Ending September 30:  2004 Versus 2003

                  The same operating policies and philosophies discussed in the nine month discussion were prevalent throughout the third quarter and the operating results were predictably similar.

         Earnings Summary

                  Net income of $938,151 for the third quarter of 2004 increased $144,638, or 18.23%, as compared to the $793,513 earned during the third quarter of 2003. Earnings per share of $0.32 for the third quarter of 2004 increased by $0.05, or 18.52%, when compared to the corresponding period in 2003. For the third quarter of 2004, annualized return on average assets amounted to 1.33% and annualized return on average equity was 12.57%. This compares to an annualized return on average assets of 1.15% and an annualized return on average equity of 11.40% for the same period in 2003.

                  The increase in earnings resulted from an increase in both service charges and other operating income. More specifically, collection income, ATM income, and service charge income increased as a result of a new fee structure and increased customer base.

         Interest Income and Interest Expense

                  Total interest income of $4,145,676 for the third quarter of 2004 decreased by $6,553, or 0.16%, from total interest income of $4,152,229 earned during the corresponding quarter in 2003. Although interest earned on U.S. agency securities increased by $32,722 during the period, both prepayments and the sale of several mortgage-backed securities lowered interest income on these securities by $14,863, while interest and fees earned on loans declined by $19,128.

                  Despite a year-to-date decrease of $743,299 in total deposits, the Bank's deposit base has increased by $4,253,965 since September 30, 2003. Even with this increase in deposits over the past twelve months, total interest expense for the third quarter of 2004 decreased from $1,515,392 to $1,378,913 when compared to one year ago. This decline in interest expense can be attributed to the combination of a $6,007,856 increase in noninterest-bearing checking accounts, a $3,791,852 decline in certificates of deposit, and continued low interest rates.

         Allowance for Loan Losses

                  During the period, the Bank provided an additional $68,432 to the reserve for loan losses, as compared to a $121,905 contribution during the third quarter of 2003. This amounted to an increase of $26,714, net of charge-off activity, bringing the total loan loss reserve to $2,010,815, or 0.90% of gross loans, as of September 30, 2004.

         Loans and Deposits

                  Gross loans increased by $735,431during the third quarter of 2004. Compared to the $3,252,130 increase during the third quarter of 2003, recent loan demand has been low; however, loans have increased by $10,900,784 since September 30, 2003.

                  Deposits of $252,457,196 reflected an increase of $2,164,253, or 0.86%, for the three month period ending September 30, 2004. The increase in deposits was attributable to a $3,630,370 increase in noninterest-bearing checking deposits, which more than offset the $1,226,520 decrease in time deposits.

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

                  In Table One, the cash flows are spread over the life of the financial products in annual increments as of September 30th each year with the final column detailing the present value discounting of the cash flows at current market rates.


Table I
                         Fair Value of Financial Assets
                           Benchmark Bankshares, Inc.
                               September 30, 2004

                                                                                                                  Current
        Categories             2005          2006          2007          2008          2009       Thereafter       Value

Loans
    Commercial             $12,203,529       -----         -----         -----         -----         -----     $ 11,458,713
    Consumer                12,449,636     9,270,696     5,249,731     2,534,684     1,274,812       790,941     27,127,572
    Mortgage                34,673,478    24,016,972    30,240,177    41,589,666    46,222,014    24,290,674    166,818,016

Investments
    U.S. Gov. Agencies         144,900       144,900       144,900       144,900       144,900     1,224,500      2,514,320
    Municipals
       Nontaxable              648,807       644,453     1,753,348     1,349,463     2,517,640     9,917,713     15,141,125
       Taxable                   -----         -----         -----         -----         -----         -----          -----
    Mortgage Backed
       Securities            3,214,211     2,198,258     1,539,238     1,421,198       687,260     1,841,375      9,954,221


                                                                                                                  Current
        Categories             2005          2006          2007          2008          2009       Thereafter       Value

Certificates of Deposit
    < 182 Days               1,279,289         -----         -----         -----         -----         -----      1,273,312
    182 - 364 Days           5,952,533         -----         -----         -----         -----         -----      5,900,762
    1 Year - 2 Years        33,237,277       981,019         -----         -----         -----         -----     33,528,490
    2 Years - 3 Years        7,810,729     6,318,493       352,531         -----         -----         -----     13,891,492
    3 Years - 4 Years        3,520,628     3,728,651     3,162,296        14,943         -----         -----      9,793,548
    4 Years - 5 Years          660,903       532,100     1,014,558       729,145         5,321         -----      2,689,565
    5 Years  and Over       17,017,653    11,485,608    14,816,470    27,655,106    21,861,859       105,038     81,210,548


In Table Two, the cash flows are present value discounted by predetermined factors to measure the impact on the financial products portfolio at six and twelve month intervals.



Table II
                        Variable Interest Rate Disclosure

                           Benchmark Bankshares, Inc.

                               September 30, 2004

                                         Valuation of Securities            No           Valuation of Securities
                                         Given an Interest Rate         Change In         Given an Interest Rate
                                      Decrease of (x) Basis Points       Interest      Increase of (x) Basis Points
             Categories                 (200 BPS)       (100 BPS)          Rate          100 BPS         200 BPS

Loans
    Commercial                       $ 11,678,018    $ 11,567,326     $ 11,458,713    $ 11,352,120    $ 11,247,492
    Consumer                           28,195,693      27,652,167       27,127,572      26,620,992      26,131,565
    Mortgage                          178,186,098     172,359,589      166,818,016     161,544,008     156,521,438

Investments
    U.S. Government Agencies         $  2,547,754    $  2,538,702     $  2,514,320    $  2,496,294    $  2,302,610
    Municipals
       Nontaxable                      16,796,460      15,962,773       15,141,125      14,277,407      13,392,393
       Taxable                            -----           -----            -----           -----           -----
    Mortgage Backed Securities         10,453,344      10,203,783        9,954,221       9,704,661       9,455,099

Certificates of Deposit
    < 182 Days                       $  1,269,350    $  1,281,290     $  1,273,312    $  1,265,406    $  1,257,570
    182 - 364 Days                      6,004,935       5,952,533        5,900,762       5,849,615       5,799,082
    1 Year - 2 Years                   34,218,296      33,869,884       33,528,490      33,193,905      32,865,927
    2 Years - 3 Years                  14,301,022      14,093,563       13,891,492      13,694,613      13,502,739
    3 Years - 4 Years                  10,175,150       9,981,285        9,793,548       9,611,679       9,435,431
    4 Years - 5 Years                   2,829,067       2,757,937        2,689,565       2,623,814       2,560,555
    5 Years and Over                   86,431,323      83,759,554       81,210,548      78,777,263      76,453,129

Only financial instruments without daily price adjustment capabilities are herein presented.

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

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                               September 30, 2004


         Part II  Other Information

         Item 1            Legal Proceedings

                                    (None)

         Item 2            Unregistered Sales of Equity Securities and Use of
                           Proceeds



         Item 3            Defaults Upon Senior Securities

                                    (None)


         Item 4            Other Information

                                    Independent Accountant's Review Report


         Item 5 Changes in the Process by Which Shareholders Can Nominate Directors

                                    (None)


         Item 6            Exhibits

                                    (None)


         Item 99           "Additional Exhibits of Item 601(b)"
                                    Exhibit 31       Section 302 Certification
                                    Exhibit 32       Section 906 Certification

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Benchmark Bankshares, Inc.
Kenbridge, Virginia


         We have reviewed the accompanying 10-Q filing including the balance sheet of Benchmark Bankshares, Inc. (a corporation) as of September 30, 2004 and the related statements of income and cash flows for the nine months and three months periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Benchmark Bankshares, Inc.

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

         Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The additional required information included in the 10-Q filing for September 30, 2004 is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.





                                  Creedle, Jones, and Alga, P. C.
                                  Certified Public Accountants

South Hill, Virginia
November 8, 2004

Page 26 of 30
Item 2


           Unregistered Sales of Equity Securities and Use of Proceeds


A summary of the Company's purchases of its common stock during the third quarter ended September 30, 2004 is presented in the following table.


                                                                      Total Number of           Maximum Number
                                                                     Shares Purchased         of Shares that May
                                     Total Number      Average      as Part of Publicly        Yet Be Purchased
                                       of Shares     Price Paid     Announced Plans or        Under the Plans or
              Period                  Purchased 1     per Share          Programs                 Programs 2

July 1 - July 31, 2004                     0.843       $16.00                0.000               239,834.000
August 1 - August 31, 2004               134.493       $16.25              100.000               239,734.000
Sept. 1 - Sept. 30, 2004               3,503.325       $16.43            3,400.000               236,334.000
                                       ---------       ------            ---------               -----------
                              Total    3,638.661       $16.23            3,500.000               236,334.000
                                       =========       ======            =========               ===========





1 Partial Shares shown in the above table were not redeemed as part of the Bank's stock repurchase plan. These shares were repurchased from shareholders who decided to terminate their holdings of partial shares of stock that resulted from the Bank's now discontinued Dividend Reinvestment Program. Partial shares repurchased amounted to 0.843 shares in July, 34.493 shares in August, and 103.325 shares in September.


2 The Bank announced the implementation of a Stock Repurchase Plan on November
  4, 2003, whereby the Company is authorized to repurchase up to 250,000 shares of its common stock. The Stock Repurchase Plan has no expiration date. This new plan replaced an existing plan, approved in September of 1999, to repurchase up to 200,000 shares of the company's common stock.

Page 27 of 30
Item 99
Exhibit 31


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


Date:    November 8, 2004                 Ben L. Watson, III
                                          President and Chief Executive Officer

Page 28 of 30
Item 99
Exhibit 31


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


Date:    November 8, 2004                 Janice W. Pernell
                                          Senior Vice President, Treasurer, and
                                          Assistant Secretary

Page 29 of 30
Item 99
Exhibit 32


                    STATEMENT OF CHIEF EXECUTIVE OFFICER AND
           CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


         In connection with the Form 10-Q of Benchmark Bankshares, Inc. for the quarter ended September 30, 2004, we, Ben L. Watson, III, President and Chief Executive Officer of Benchmark Bankshares, Inc., and Janice W. Pernell, Senior Vice President, Treasurer, and Assistant Secretary of Benchmark Bankshares, Inc., hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to our knowledge:

         (a) such Form 10-Q for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (b) the information contained in such Form 10-Q for the quarter ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Benchmark Bankshares, Inc. as of, and for, the periods presented in such Form 10-Q.



By:      Ben L. Watson, III                             Date:  November 8, 2004
         President and Chief Executive Officer



By:      Janice W. Pernell                              Date:  November 8, 2004
         Senior Vice President, Treasurer,
         and Assistant Secretary

                                    Form 10-Q

                           Benchmark Bankshares, Inc.

                               September 30, 2004


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Benchmark Bankshares, Inc.
                                  (Registrant)




Date:  November 8, 2004                  Ben L. Watson, III
                                         President and Chief Executive Officer






Date:  November 8, 2004                  Janice W. Pernell
                                         Senior Vice President, Treasurer, and
                                         Assistant Secretary